Form 10-Q
period 2008-04-30
GREEN BIKES RENTAL CORP
filed 2008-06-16
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150548

GREEN BIKES RENTAL CORPORATION

(Exact name of registrant as specified in its charter))

Nevada	7350	N/A
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification #)

455 Route 306 Suite M#2922

Monsey, New York 10952

(604) 716-1675

(Address, including zip code, and telephone number,

 including area code, of registrants principal executive offices)

Business Filings Incorporated

6100 Neil Road, Suite 500

Reno, Nevada 89511

(608) 827-5300

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]

Accelerated filer   [   ]

Non-accelerated filer     [   ]

Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,508,300 as of June 15, 2008

FINANCIAL STATEMENTS

Green Bikes Rental Corporation

April 30, 2008

Index
Balance Sheets (Unaudited)	F-1
Statements of Operations (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Statement of Changes in Stockholders’ Deficit (Unaudited)	F-4
Notes to the Unaudited Financial Statements	F-5-F-7

Green Bikes Rental Corporation

(A Development Stage Company)

Balance Sheets

As of April 30, 2008 and January 31, 2008

(Unaudited)

	April 30, 2008	January 31, 2008

ASSETS

Current Assets

Cash	$ 2,980	$ 3,000

Total Assets	$ 2,980	$ 3,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$ 6,536	$ -
Due to related parties	3,405	3,405
	9,941	3,405

Stockholders’ Deficit

Preferred stock, 75,000,000 shares authorized, $.00001 par value, none issued and outstanding	-	-

Common stock, 75,000,000 shares authorized, $.00001 par value, 5,000,000 shares issued and outstanding, respectively	50	50

Additional paid-in capital	2,018	450

Deficit accumulated during the development stage	(9,029)	(905)

Total Stockholders’ Deficit	(6,961)	(405)

Total Liabilities and Stockholders’ Deficit	$ 2,980	$ 3,000

See the accompanying summary of accounting policies and notes to the financial statements

Green Bikes Rental Corporation

(A Development Stage Company)

Statements of Operations

For the Three Months Ended April 30, 2008 and from

December 17, 2007 (Inception) Through April 30, 2008

(Unaudited)

	For the three months ended	December 17, 2007 (inception) through
	April 30, 2008	April 30, 2008

Operating Expenses

Consulting services	$ 750	$ 1,000
General and administrative	20	145
Rent	750	1,000
Legal and accounting	6,536	6,816
Interest expense	68	68

Total Expenses	8,124	9,029

Net Loss	$ (8,124)	$ (9,029)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

See the accompanying summary of accounting policies and notes to the financial statements

Green Bikes Rental Corporation

(A Development Stage Company)

Statements of Cash Flows

For the Three Months Ended April 30, 2008 and from

December 17, 2007 (Inception) Through April 30, 2008

(Unaudited)

	For the three months ended	December 17, 2007 (inception) through
	April 30, 2008	April 30, 2008

Operating Activities

Net loss	$ (8,124)	$ (9,029)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated consulting services and expenses	1,500	2,000
Imputed interest on shareholder advance	68	68

Changes in operating assets and liabilities

Increase in accounts payable	6,536	6,536

Net Cash Used in Operating Activities	(20)	(425)

Financing Activities

Advance from related party	–	3,405

Net Cash Provided by Financing Activities	–	3,405

Increase (decrease) in Cash	(20)	2,980

Cash – Beginning of Period	3,000	–

Cash – End of Period	$ 2,980	$ 2,980

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

See the accompanying summary of accounting policies and notes to the financial statements

Green Bikes Rental Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period From December 17, 2007 (Inception) Through April 30, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 17, 2007	-	$ -	$ -	$ –	$ -
Issuance of founder’s shares	5,000,000	50	(50)	–	-
Donated services	-	-	500	–	500
Net loss	–	-	-	(905)	(905)
Balances at January 31, 2008	5,000,000	50	450	(905)	(405)
Donated services	-	-	1,500	–	1,500
Imputed interest on shareholder advance			68		68
Net loss	–	-	-	(8,124)	(8,124)
Balances at April 30, 2008	5,000,000	$ 50	$ 2,018	$ (9,029)	$ (6,961)

See the accompanying summary of accounting policies and notes to the financial statements

Green Bikes Rental Corporation

(A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Green Bikes Rental Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Green Bikes’ audited 2008 annual financial statements and notes thereto filed with the SEC on form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Green Bikes’ 2008 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Green Bikes’ financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $9,029 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2008, all of which raise substantial doubt about Green Bikes’ ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

A director loaned $3,405 to the Company during the period ended January 31, 2008, which is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest of $68 is included in additional paid in capital.

During the period ended April 30, 2008 the Company recognized a total of $1,500 for donated services provided by the President and Director of the Company.

NOTE 4 – SUBSEQUENT EVENTS

On May 30, 2008, the Company completed a public offering which raised $50,830 by selling 508,300 shares of common stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and “Risk Factors” below.

The following discussion and analysis provides information which management of Green Bikes Rental Corporation (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this filing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

The Company was incorporated on December 17, 2007 under the laws of the State of Nevada.  We are a developmental stage Company and have not yet started operations or generated any revenues.  On May 30, 2008, we completed our public offering and raised $50,830 by selling 508,300 shares of common stock.  We believe we can satisfy our cash requirements during the next 12 months.  We will not be conducting any product research or development.  We do not expect to purchase any significant equipment.  Further we do not expect significant changes in the number of our employees.

From the date of our incorporation to the present, we have not received any revenues from our operations.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Since we just completed our public offering, our goal now is to commence our operations.  We intend to accomplish the foregoing through the following milestones:

1.	We will begin to develop our website. We believe that our website can be fully operational within 90 days and that it will cost between $2,000 and $4,500 to build our website.

2.	After our website is established, we intend to begin to market our business to potential customers or investors through our website and by personal contact through Ms. Nesterchuk, our President.
3.	Within 120 days, we should be in the position begin to establish our bicycle docking stations. We will attempt to build these stations on a cost-sharing basis with potential vendors in Kiev, Ukraine.

In summary, our website should be fully operational within 90 days and we should begin to build docking stations within 120 days.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are in development stage operations and have not yet generated any revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

In addition to this offering, we are seeking equity financing in order to obtain the capital required to implement our business plan.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to our existing shareholders.

Results of operations

From Inception on December 17, 2007 to April 30, 2008

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of a registration statement.  We also prepared an internal business plan.  In addition, we reserved the domain name "www.greenbikesrental.com."  Our loss since inception is $9,029 of which

$6,816 is for legal and accounting fees, $1,000 is for rent, $1,000 is for consulting services, $145 is for filing fees and general office expenses and $68 is for imputed interest.  We have not yet started our proposed business operations.

Since inception, we have issued 5,000,000 shares of common stock to our sole officer and director, and a further 508,300 to 50 investors pursuant to our effective registration statement.

Liquidity and capital resources

During the three month period ended April 30, 2008, the Company satisfied its working capital needs by using debt from an officer. As of April 30, 2008, the Company has cash on hand in the amount of $2,980. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings currently in place.

We believe we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

On May 30, 2008, we completed our public offering and raised $50,830 by selling 508,300 shares of common stock.

As of the date of this filing, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of April 30, 2008, our total assets were $2,980 and our total liabilities were $9,941.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 9, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective, file number 333-150548, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering.

ITEM 3.

SUBSEQUENT EVENTS

On May 30, 2008, we completed our public offering and raised $50,830 by selling 508,300 shares of common stock.

ITEM 6.

EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of June, 2008.

GREEN BIKES RENTAL CORPORATION
(Registrant)

BY:	/s/ Yulia Nesterchuk
Yulia Nesterchuk
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.