Form 10-Q
period 2008-07-31
GREEN BIKES RENTAL CORP
filed 2008-09-15
CIK 1433821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number 333-150548


                         GREEN BIKES RENTAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Nevada                           7350                   75-3265854
(State or other jurisdiction    (Primary Standard Industrial    (IRS Employer
      of organization)               Classification Code)      Identification #)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,508,300 as of September 12, 2008

ITEM 1.  FINANCIAL STATEMENTS

                         Green Bikes Rental Corporation

                                 July 31, 2008

                                                                           Index
                                                                           -----

Balance Sheets (Unaudited)...............................................    3

Statements of Operations (Unaudited).....................................    4

Statements of Cash Flows (Unaudited).....................................    5

Statement of Changes in Stockholders' Equity (Deficit) (Unaudited).......    6

Notes to the Unaudited Financial Statements..............................    7

                         Green Bikes Rental Corporation
                          (A Development Stage Company)
                                 Balance Sheets
                    As of July 31, 2008 and January 31, 2008
                                   (Unaudited)

                                                              July 31,          January 31,
                                                                2008               2008
                                                              --------           --------
ASSETS

Current Assets
  Cash                                                        $ 42,166           $  3,000
                                                              --------           --------

Total Assets                                                  $ 42,166           $  3,000
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                            $     --           $     --
  Due to related parties                                         3,405              3,405
                                                              --------           --------
                                                                 3,405              3,405

Stockholders' Equity (Deficit)
  Preferred stock, 75,000,000 shares authorized,
   $.00001 par value, none issued and outstanding                   --                 --
  Common stock, 75,000,000 shares authorized,
   $.00001 par value, 5,508,300 and 5,000,000 shares
   issued and outstanding at July 31, 208 and
   January 31, 2008, respectively                                   55                 50
  Additional paid-in capital                                    54,411                450
  Deficit accumulated during the development stage             (15,705)              (905)
                                                              --------           --------
Total Stockholders' Equity (Deficit)                            38,761               (405)
                                                              --------           --------

Total Liabilities and Stockholders' Equity (Deficit)          $ 42,166           $  3,000
                                                              ========           ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                         Green Bikes Rental Corporation
                          (A Development Stage Company)
                            Statements of Operations
            For the Three and Six Months Ended July 31, 2008 and from
               December 17, 2007 (Inception) Through July 31, 2008
                                   (Unaudited)

                                                       For the three       For the six       December 17, 2007
                                                        months ended       months ended     (inception) through
                                                          July 31,           July 31,             July 31,
                                                           2008               2008                 2008
                                                        ----------         ----------           ----------
Operating Expenses
  Consulting services                                   $      750         $    1,500           $    1,750
  General and administrative                                 5,109              5,128                5,253
  Rent                                                         750              1,500                1,750
  Legal and accounting                                          --              6,536                6,816
  Interest expense                                              68                136                  136
                                                        ----------         ----------           ----------

Total Expenses                                               6,677             14,800               15,705
                                                        ----------         ----------           ----------

Net Loss                                                $   (6,677)        $  (14,800)          $  (15,705)
                                                        ==========         ==========           ==========

Net Loss Per Common Share - Basic and Diluted           $    (0.00)        $    (0.00)
                                                        ==========         ==========

Weighted Average Number of Common Shares Outstanding     5,258,034          5,130,435
                                                        ==========         ==========

             See the accompanying summary of accounting policies and
                        notes to the financial statements

                         Green Bikes Rental Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                For the Six Months Ended April 30, 2008 and from
              December 17, 2007 (Inception) Through April 30, 2008
                                   (Unaudited)

                                                      For the six       December 17, 2007
                                                      months ended     (inception) through
                                                        July 31,             July 31,
                                                         2008                 2008
                                                       --------             --------
Operating Activities
  Net loss                                             $(14,800)            $(15,705)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Donated consulting services and expenses             3,000                3,500
     Imputed interest on shareholder advance                136                  136
  Changes in operating assets and liabilities
     Increase in accounts payable                            --                   --
                                                       --------             --------

Net Cash Used in Operating Activities                   (11,644)             (12,069)
                                                       --------             --------
Financing Activities
  Proceeds from sale of common stock                     50,830               50,830
  Advance from related party                                 --                3,405
                                                       --------             --------

Net Cash Provided by Financing Activities                50,830               54,235
                                                       --------             --------

Increase  in Cash                                        39,166               42,166

Cash - Beginning of Period                                3,000                   --
                                                       --------             --------

Cash - End of Period                                   $ 42,166             $ 42,166
                                                       ========             ========

Supplemental Disclosures:
  Interest paid                                        $     --             $     --
                                                       ========             ========
  Income taxes paid                                    $     --             $     --
                                                       ========             ========

             See the accompanying summary of accounting policies and
                       notes to the financial statements

                         Green Bikes Rental Corporation
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
     For the Period From December 17, 2007 (Inception) Through July 31, 2008

                                                                      Additional
                                                  Common Stock          Paid-in      Accumulated
                                              Shares       Amount       Capital        Deficit          Total
                                              ------       ------       -------        -------          -----
Balances at December 17, 2007                      --      $   --      $     --       $      --       $     --
Issuance of founder's shares                5,000,000          50           (50)             --             --
Donated services                                   --          --           500              --            500
Net loss                                           --          --            --            (905)          (905)
                                            ---------      ------      --------       ---------       --------

Balances at January 31, 2008                5,000,000          50           450            (905)          (405)
Sale of common stock                          508,300           5        50,825              --         50,830
Donated services                                   --          --         3,000              --          3,000
Imputed interest on shareholder advance            --          --           136              --            136
Net loss                                           --          --            --         (14,800)       (14,800)
                                            ---------      ------      --------       ---------       --------

Balances at  July 31, 2008                  5,508,300      $   55      $ 54,411       $ (15,705)      $ 38,761
                                            =========      ======      ========       =========       ========

             See the accompanying summary of accounting policies and
                       notes to the financial statements

                         Green Bikes Rental Corporation
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Green Bikes Rental Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Green Bikes' audited 2008 annual financial statements and notes thereto filed with the SEC on form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Green Bikes' 2008 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Green Bikes' financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $15,705 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2008, all of which raise substantial doubt about Green Bikes' ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

A director loaned $3,405 to the Company during the period ended January 31, 2008, which is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest of $136 is included in additional paid in capital.

During the period ended July 31, 2008 the Company recognized a total of $3,000 for donated services provided by the President and Director of the Company.

NOTE 4 - COMMON STOCK

Green Bikes issued 5,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. During the quarter ended July 31, 2008, the company sold 508,300 shares of common stock at a price of $0.1 per share for cash proceeds of $50,830.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH AS A RESULT OF GENERAL ECONOMIC CONDITIONS AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT. THE ANALYSIS SET FORTH BELOW IS PROVIDED PURSUANT TO APPLICABLE SECURITIES AND EXCHANGE COMMISSION REGULATIONS AND IS NOT INTENDED TO SERVE AS A BASIS FOR PROJECTIONS OF FUTURE EVENTS. REFER ALSO TO "CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS" AND "RISK FACTORS" BELOW.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter and six months ended July 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

PLAN OF OPERATION

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin our operations. In May 2008 we raised $50,830 in our public offering of common stock.

Our goal is to commence our operations. We intend to accomplish the foregoing through the following milestones:

     1. We plan immediately to start marketing research of our business. We believe it will be completed within 120 days and it will cost between $4,000 to $5,000.

     2. After completion of our marketing research, we will immediately begin to develop our website. We believe that our website can be fully operational within 90 days and it will cost between $2,000 and $4,500.

     3. After our website is established, we intend to market our business to potential customers or investors through our website and by personal contact through Ms. Nesterchuk, our president.

Within 240 days after we complete our public offering, we should be in the position to establish our bicycle docking stations. We will attempt to build these stations on a cost-sharing basis with potential vendors in Kiev, Ukraine.

In summary, our website should be fully operational within 210 days and we should begin to build docking stations in 240 days of completing our offering.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON DECEMBER 17, 2007 TO JULY 31, 2008

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of this registration statement. We also prepared an internal business plan. In addition, we reserved the domain name "www.greenbikesrental.com." Our loss since inception is $ 15,705 of which $6,816 is for legal and accounting fees, $1,750 is for rent, $1,750 is for consulting services, and $5,389 is for filing fees and general office expenses. We expect to begin operations within 240 days after completing of our offering.

Since inception, we have issued 5,000,000 shares of common stock to our sole officer and director. During the quarter ended July 31, 2008, the company sold 508,300 shares of common stock at a price of $0.1 per share for cash proceeds of $50,830.

LIQUIDITY AND CAPITAL RESOURCES

Money that we raised in our public offering will be applied to the items set forth in the Use of Proceeds section of our prospectus. We believe that we will begin operations within 240 days but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers to utilize our bicycle rental services, we may use up the proceeds from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to continue our operations. At present, we have not made any arrangements to raise additional capital, other than through this offering.

We issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Ms. Nesterchuk covered our initial expenses of $3,405 for incorporation, accounting and legal fees. The amount owed to Ms. Nesterchuk is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Nesterchuk is oral and there is no written document evidencing the agreement.

During the quarter ended July 31, 2008, the company sold 508,300 shares of common stock at a price of $0.1 per share for cash proceeds of $50,830.

As of July 31, 2008, our total assets were $42,166 and our total liabilities were $3,405.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 9, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective, file number 333-139986, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering.

On May 30, 2008, we completed our public offering and raised $50,830 by selling 508,300 shares of common stock. Since then we have used the proceeds as follows:

                 Accounting and Legal Expense          $ 6,816
                 General & Administrative                1,848
                 Bank balance as of July 31, 2008       42,166
                                                       -------
                 TOTAL:                                $50,830
                                                       =======

ITEM 6. EXHIBITS

The following documents are included herein:

Exhibit No.                        Document Description
-----------                        --------------------

   31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of September, 2008.

                                     GREEN BIKES RENTAL CORP.
                                          (registrant)


                                     By: /s/ Yulia Nesterchuk
                                         ---------------------------------------
                                         Yulia Nesterchuk
                                         President, Principal Executive Officer,
                                         Treasurer, Principal Financial Officer,
                                         Principal Accounting Officer and sole
                                         member of the Board of Directors.

                                  EXHIBIT INDEX

Exhibit No.                        Document Description
-----------                        --------------------

   31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.