Form 10-Q
period 2008-10-31
GREEN BIKES RENTAL CORP
filed 2008-12-10
CIK 1433821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,508,300 as of December 03, 2008

FINANCIAL STATEMENTS

Green Bikes Rental Corporation

October 31, 2008

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

                         Green Bikes Rental Corporation
                          (A Development Stage Company)
                                 Balance Sheets
                   As of October 31, 2008 and January 31, 2008
                                   (Unaudited)

                                                                 October 31,        January 31,
                                                                    2008               2008
                                                                  --------           --------
ASSETS

Current Assets
  Cash                                                            $ 36,409           $  3,000
                                                                  --------           --------

Total Assets                                                      $ 36,409           $  3,000
                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                $     --           $     --
  Due to related parties                                             3,405              3,405
                                                                  --------           --------
                                                                     3,405              3,405
Stockholders' Equity (Deficit)
  Preferred stock, 75,000,000 shares authorized, $.00001
   par value, none issued and outstanding                               --                 --
  Common stock, 75,000,000 shares authorized, $.00001
   par value,  5,508,300 and 5,000,000 shares issued and
   outstanding, respectively                                            55                 50
  Additional paid-in capital                                        55,980                450
  Deficit accumulated during the development stage                 (23,031)              (905)
                                                                  --------           --------

Total Stockholders' Equity (Deficit)                                33,004               (405)
                                                                  --------           --------

Total Liabilities and Stockholders' Equity (Deficit)              $ 36,409           $  3,000
                                                                  ========           ========

            See the accompanying summary of accounting policies and
                       notes to the financial statements

                         Green Bikes Rental Corporation
                          (A Development Stage Company)
                            Statements of Operations
          For the Three and Nine Months Ended October 31, 2008 and from
             December 17, 2007 (Inception) Through October 31, 2008
                                   (Unaudited)

                                                                                                    December 17, 2007
                                                            For the three         For the nine         (inception)
                                                             months ended         months ended           through
                                                              October 31,          October 31,          October 31,
                                                                 2008                 2008                 2008
                                                              ----------           ----------           ----------
Operating Expenses
  Consulting services                                         $      750           $    2,250           $    2,500
  General and administrative                                       2,012                7,140                7,266
  Rent                                                               750                2,250                2,500
  Legal and accounting                                             3,745               10,281               10,560
  Interest expense                                                    69                  205                  205
                                                              ----------           ----------           ----------
Total Expenses                                                     7,326               22,126               23,031
                                                              ----------           ----------           ----------

Net Loss                                                      $   (7,326)          $  (22,126)          $  (23,031)
                                                              ==========           ==========           ==========

Net Loss Per Common Share - Basic and Diluted                 $    (0.00)          $    (0.00)
                                                              ==========           ==========

Weighted Average Number of Common Shares Outstanding           5,308,300            5,190,156
                                                              ==========           ==========


             See the accompanying summary of accounting policies and
                        notes to the financial statements

                         Green Bikes Rental Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                 For the Nine Months Ended October 31, 2008 and
           from December 17, 2007 (Inception) Through October 31, 2008
                                   (Unaudited)

                                                                          December 17, 2007
                                                       For the nine         (inception)
                                                       months ended           through
                                                        October 31,          October 31,
                                                           2008                 2008
                                                         --------             --------
Operating Activities
  Net loss                                               $(22,126)            $(23,031)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Donated consulting services and expenses               4,500                5,000
     Imputed interest on shareholder advance                  205                  205
  Changes in operating assets and liabilities
     Increase in accounts payable                              --                   --
                                                         --------             --------

Net Cash Used in Operating Activities                     (17,421)             (17,826)
                                                         --------             --------
Financing Activities
  Proceeds from sale of common stock                       50,830               50,830
  Advance from related party                                   --                3,405
                                                         --------             --------

Net Cash Provided by Financing Activities                  50,830               54,235
                                                         --------             --------

Increase  in Cash                                          33,409               36,409

Cash - Beginning of Period                                  3,000                   --
                                                         --------             --------

Cash - End of Period                                     $ 36,409             $ 36,409
                                                         ========             ========

Supplemental Disclosures:
  Interest paid                                          $     --             $     --
  Income taxes paid                                            --                   --
                                                         ========             ========

               See the accompanying summary of accounting policies
                     and notes to the financial statements

                         Green Bikes Rental Corporation
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
   For the Period From December 17, 2007 (Inception) Through October 31, 2008

                                                                         Additional
                                                   Common Stock           Paid-in       Accumulated
                                               Shares        Amount       Capital         Deficit          Total
                                               ------        ------       -------         -------          -----
Balances at December 17, 2007                       --       $   --      $     --        $     --        $     --
  Issuance of founder's shares               5,000,000           50           (50)             --              --
  Donated services                                  --           --           500              --             500
  Net loss                                          --           --            --            (905)           (905)
                                             ---------       ------      --------        --------        --------
Balances at January 31, 2008                 5,000,000           50           450            (905)           (405)
  Sale of common stock                         508,300           55        50,825              --          50,830
  Donated services                                  --           --         4,500              --           4,500
  Imputed interest on shareholder advance           --           --           205             205
  Net loss                                          --           --            --         (22,126)        (22,126)
                                             ---------       ------      --------        --------        --------

Balances at October 31, 2008                 5,508,300       $   55      $ 55,980        $(23,031)       $ 33,004
                                             =========       ======      ========        ========        ========

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

NOTE 2 - GOING CONCERN

Green Bikes' financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $23,031 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2008, all of which raise substantial doubt about Green Bikes' ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

A director loaned $3,405 to the Company during the period ended January 31, 2008, which is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest of $205 is included in additional paid in capital.

During the period ended October 31, 2008 the Company recognized a total of $4,500 for donated services provided by the President and Director of the Company.

NOTE 4 - COMMON STOCK

Green Bikes issued 5,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 508,300 shares of common stock was issued to the public on May 15, 2008 for $50,830.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin our operations. In May 2008 we raised $50,830 in our public offering of common stock. It should last 12 months.

In November 2008 we completed our marketing research in Kyiv, Ukraine. It shows that in Kyiv roads are not designed to have bicycle traffic. Roads don't have bicycle lanes. Vehicle traffic is very high. It is very dangerous for cyclers to be on the road. In addition research shows that winter in Ukraine is long. Usually snow is on the ground from November to March and average temperature is below 0. That makes these months impossible for bicycle use.

Based on the above marketing research

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

RESULTS OF OPERATIONS

FROM INCEPTION ON DECEMBER 17, 2007 TO JULY 31, 2008

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of this registration statement. We also prepared an internal business plan. In addition, we reserved the domain name "www.greenbikesrental.com." Our loss since inception is $ 23,031 of which $ 10,560 is for legal and accounting fees, $2,500 is for rent, $2,500 is for consulting services, and $7,471 is for filing fees and general office expenses.

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

Since inception, we have issued 5,508,300 shares of our common stock and received $50,830.

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

Since inception, the company sold 508,300 shares of common stock at a price of $0.1 per share for cash proceeds of $50,830.

As of October 31, 2008, our total assets were $36,409 and our total liabilities were $3,405.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

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

On May 30, 2008, we completed our public offering and raised $50,830 by selling 508,300 shares of common stock. Since then we have used the proceeds as follows:

              Accounting and Legal Expense                 $10,560
              General & Administrative                       3,861
              Bank balance as of October 31, 2008           36,409
               TOTAL:                                      $50,830

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.                         Document Description
-----------                         --------------------

  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th day of December, 2008.

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