Form 10-K
period 2009-01-31
AFFINITY MEDIAWORKS CORP
filed 2009-05-01
CIK 1433821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended January 31, 2009


                            AFFINITY MEDIAWORKS CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                75-3265854
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       455 Route 306 Suite M#2922                                  10952
            Monsey, New York                                     (Zip Code)
(Address of principal executive offices)

                                 (206) 426-5044
              (Registrant's telephone number, including area code)

           Securities to be registered under Section 12(b) of the Act:

                               Title of each class
                                      None

                    Name of each exchange on which registered
                                      None

           Securities to be registered under Section 12(g) of the Act:

                                      None
                                (Title of class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $ 0

As of June 31, 2008, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $0 (there were no trades in the issuer's common stock as of the last business day of the second fiscal quarter).

Number of shares of the issuer's common stock, $0.00001 par value, outstanding as of April 29, 2009: 50,166,000 shares

                            AFFINITY MEDIAWORKS CORP.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1.     Description of Business                                            3
Item 1A.    Risk Factors                                                       8
Item 1B     Unresolved Staff Comments                                          8
Item 2.     Properties                                                         8
Item 3.     Legal Proceedings                                                  9
Item 4.     Submission of Matters to a Vote of Security Holders                9

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities          9
Item 6.     Selected Financial Data                                           10
Item 7.     Management's Discussion and Analysis or Plan of Operation         10
Item 7A     Quantitative and Qualitative Disclosures About Market Risk        14
Item 8.     Financial Statements                                              15
Item 9.     Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         24
Item 9A(T). Controls and Procedures                                           24
Item 9B.    Other Information                                                 25

PART III
Item 10.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section16(a) of the Exchange Act                 26
Item 11.    Executive Compensation                                            28
Item 12.    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  29
Item 13.    Certain Relationships and Related Transactions and
             Director Independence                                            30
Item 14.    Principal Accountant Fees and Services                            30
Item 15.    Exhibits and Financial Statement Schedules                        31

Signatures                                                                    31

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Affinity Mediaworks Corp., unless otherwise indicated.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

OVERVIEW

We were incorporated in the State of Nevada on December 17, 2007, under the name "Green Bikes Rental Corporation". On January 22, 2009 we changed our name to Affinity Mediaworks Corp. and on January 30, 2009 we received a new symbol for the quotation of our common stock on the OTC Bulletin Board, "AFFW.OB".

We do not have any subsidiaries. Our principal offices are located 455 Route 306, Suite M#2922, Monsey, New York, 10952, and our telephone number is (206) 426-5044. Our fiscal year end is January 31.

We started as a company that intended to open bicycle rental stations in Kiev, the capital of Ukraine. We have had no revenues as of the end of our most recent fiscal year and we have only recently begun limited operations.

In November 2008 we completed our marketing research in Kiev, Ukraine. The market research showed up that Kiev roads are not suitable for bicycle traffic as the roads do not have designated bicycle lanes and vehicle traffic is very high. This makes it very difficult and dangerous for bicycles to be on the road. In addition our research showed that winters in Ukraine are very long, with snow is on the ground from November to March and an average temperature below 32 degrees Fahrenheit. That makes the use of bicycles very difficult in these months.

Accordingly, our management has decided to focus our business on acquiring or merging with one or more operating businesses. Our efforts to identify a target business are not limited to any particular industry. As of April 30, 2009, we have identified a potential merger or acquisition target and our management is negotiating the potential terms of acquisition or merger. However, there can be no assurance that our management will be successful in negotiating the merger or acquisition of this target business and as such we continue to search for opportunities for other mergers or acquisitions.

We intend to focus our search on businesses in North America, but we will also explore opportunities in international markets that are attractive to us. We will focus our efforts on seeking a business combination with a privately held business. We believe that owners of privately held small or middle-market companies may seek to realize the value of their investments through a sale or recapitalization or through a merger with a public company to access capital to fund their growth.

There is no assurance that we will successfully identify a potential target business, enter into any definitive agreements with any target business, or finally consummate a business combination with any potential target business.

ACQUISITION STRATEGY

We have identified the following guidelines that we believe are important in evaluating a prospective target business. We will use these guidelines in evaluating business combination opportunities; however, we may decide to enter into a business combination with a target business that does not meet all of these guidelines. We may not be able to complete a business combination with any target business that meets all or part of these guidelines due to our limited human, capital and other resources. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

ESTABLISHED COMPANY WITH POSITIVE CASH FLOW. We intend to acquire an established company with a history of positive cash earnings before interest, taxes, depreciation and amortization. We do not intend to acquire a start-up company, a company with speculative business plans or a company that we believe has significant risk attached to it.

STRONG COMPETITIVE POSITION IN INDUSTRY. We intend to analyze the strengths and weaknesses of a target business relative to its competitors. The factors we will consider include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization. We will seek to acquire a business that has developed a strong position within its market, is well positioned to capitalize on growth opportunities and operates in an industry with significant barriers to entry. We will seek to acquire a business that demonstrates advantages when compared to its competitors, which may help to protect its market position and profitability.

EXPERIENCED MANAGEMENT TEAM. We will seek to acquire a business that has an experienced management team with a proven track record for delivering growth and profits. We believe that the operating expertise of our management team will complement, not replace, the target business' management team.

DIVERSIFIED CUSTOMER AND SUPPLIER BASE. We will seek to acquire a business that has a diversified customer and supplier base. We believe that a company with a diversified customer and supplier base is generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact its customers, suppliers and competitors.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities with business objectives similar to ours. There are many blank check companies seeking to carry out a business plan similar to ours that have completed initial public offerings in the United States. Furthermore, there are a number of additional blank check companies in the registration process that have not yet completed initial public offerings, and there are likely to be more blank check companies that have completed initial public offerings before we are able to successfully consummate a business combination.

We may also be subject to competition from entities other than blank check companies, which may be special acquisition companies or capital pool companies, that have a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well-established and have extensive experience identifying and effecting business combinations either directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources may be relatively limited in comparison to many of these competitors.

While we believe that numerous potential target businesses may be available for acquisition, our ability to acquire a certain attractive target business will be limited by our available financial resources. This inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. The fact that stockholder approval may delay the completion of a business combination is an additional limitation that may be viewed unfavorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and our access to the United States public equity markets may give us a competitive advantage in acquiring a target business with significant growth potential on favorable terms over privately-held entities with business objectives similar to ours.

If we succeed in effecting a business combination, there will likely be further intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

EFFECTING A BUSINESS COMBINATION

WE HAVE NOT IDENTIFIED A TARGET BUSINESS

As of January 31, 2009, we have not selected a specific target on which to concentrate our efforts for a business combination. Our management has not had any preliminary contact or discussions on our behalf with representatives of any prospective target business regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other strategic transaction with us. In addition, our management has not yet taken any measure, directly or indirectly, to locate a target business. There has been no due diligence, investigation, discussions, negotiations and/or other similar activities undertaken, directly or indirectly, by us, our management or by any third party, with respect to an ongoing proposed business combination.

SOURCES OF TARGET BUSINESSES

We anticipate target business candidates will be brought to our attention by various unaffiliated sources, including executives, private equity funds, venture capital funds, investment bankers, attorneys, accountants and other members of the financial community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to this offering, public relations and marketing efforts, articles that may be published in industry trade papers discussing our intention to effect a business combination, or direct contact by management of potential target businesses.

Our management, as well as our existing stockholders and their affiliates, may also bring to our attention target business candidates. While we do not anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which case we may be required to pay a finder's fee or other compensation. The terms of any such arrangements will be negotiated with such persons on arm's length basis and disclosed to our stockholders in connection with any proposed business combination. In no event, however, will we pay our existing management, our existing stockholders, or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, neither our existing management nor our existing stockholders will receive any finder's fee, consulting fees or any similar fees or other compensation from any other person or entity, including any target company, in connection with any business combination other than any compensation or fees to be received for any services provided following such a business combination.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

     *    growth potential;

     *    financial condition and results of operations;

     *    capital requirements;

     *    the value and extent of intellectual property;

     *    competitive position;

     *    stage of development of products, processes or services;

     * degree of current or potential market acceptance of products, processes or services;

     * proprietary features and degree of protection of products, processes or services; and

     *    costs associated with effecting the business combination.

Any evaluation relating to the merits of a particular business combination will be based on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meeting with incumbent management, inspecting facilities, and reviewing financial and other information that is made available to us.

We will attempt to structure any business combination so as to achieve the most favorable tax treatment for us, the target business and both companies' stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

FAIR MARKET VALUE OF TARGET BUSINESS

The fair market value of a target business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value, and the price for which comparable businesses have recently been sold. Other factors contributing to a determination of the fair market value may include timing, the reputation of the target business and the anticipated costs of completing the transaction.

We are not required to obtain an opinion from an unaffiliated third party regarding the fair market value of a target business we select at the time of any transaction. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we plan to pay is fair to our stockholders from a financial perspective unless the target is affiliated with our officers, directors, special advisors, existing stockholders or their affiliates. However, because Yulia Nesterchuk, our sole officer and director, has no experience in evaluating business combinations for blank check companies like ours, her judgment may not meet the criteria that independent investment banking firms or other similar blank check companies usually use.

PROBABLE LACK OF BUSINESS DIVERSIFICATION

It is probable that we will have the ability to effect only a single business combination, although this may entail the simultaneous acquisition of several compatible operating businesses or assets. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, we will likely not have sufficient resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with a single entity or a limited number of entities, our lack of diversification may leave us dependent upon the performance of a single business or a limited number of businesses, and result in us being dependent upon the development or market acceptance of a single or limited number of products or services.

LIMITED ABILITY TO EVALUATE THE MANAGEMENT OF A TARGET BUSINESS

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the potential to effect a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members who join our management team following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our sole officer and director, if any, in a target business cannot presently be stated with any certainty. While it is possible that our current officer and director will remain associated with us in some capacity following a business combination, it is unlikely that she will devote her full efforts to our affairs after the consummation of a business combination. Moreover, we cannot assure you that our sole officer and director will have substantial experience or knowledge concerning the operations of any particular target business.

OPPORTUNITY FOR STOCKHOLDER APPROVAL OF BUSINESS COMBINATION

We may not submit a business combination to our stockholders for approval if the nature of the transaction would not ordinarily require stockholder approval under applicable governing laws. If we are required to submit the transaction to our stockholders for approval, we will furnish our stockholders with proxy solicitation materials, which will include a description of the operations of the target business and certain required financial information regarding the business. Also, we will proceed with the business combination only if a majority of the votes cast by the holders of our common stock at the meeting are in favor of the business combination. To compensate for a potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our common stock as consideration. Accordingly, any increase in the number of shares of our issued and outstanding common stock could hinder our ability to consummate a business combination in an efficient manner or to optimize our capital structure.

When we seek stockholder approval for a business combination, we will not offer each stockholder a right to have their shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed.

RESEARCH AND DEVELOPMENT

We have not spent any amounts on research and development activities during the year ended January 31, 2008. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled "Management's Discussion and Analysis of Financial Position and Results of Operations".

INTELLECTUAL PROPERTY

As of April 30, 2009 we did not own any intellectual property.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our administrative office is located at 455 Route 306, Suite M#2922, Monsey, New York, 10952, and our telephone number is (206) 426-5044. Our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89511.

ITEM 3. LEGAL PROCEEDINGS.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Incorporated by reference from our report on Form 8-K filed on January 30, 2009.

                                     PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS.

MARKET INFORMATION

On October 17, 2008, our shares began trading on FINRA's Over-The-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "GBKR." There has been minimal trading activity to date with no trading during our last fiscal year. On January 30, 2009 our symbol was changed to "AFFW" to reflect our name change. There is a limited public market for our common stock. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on October 17, 2008, but as of January 31, 2009 we have not had any trades in our common stock.

Our common stock is classified as a penny stock and as such, broker dealers dealing in our common stock will be subject to the disclosure rules for transactions involving penny stocks, which require the broker dealer to determine if purchasing our common stock is suitable for a particular investor. The broker dealer must also obtain the written consent of purchasers to purchase our common stock. The broker dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker dealer last purchased or sold our common stock. These additional burdens imposed on broker dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell their shares.

HOLDERS

As of April 30, 2009, we had approximately 51 shareholders of record and 50,166,000 outstanding shares of common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

None.

RECENT PURCHASES OF EQUITY SECURITIES BY US AND OUR AFFILIATED PURCHASES

As of January 31, 2009 we had not repurchased any of our common stock, and we have not publicly announced any repurchase plans or programs

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this annual report.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2009, we had cash of $16,135 in our bank accounts and a working capital surplus of $8,604 compared to $3,000 cash and working capital deficit of $405 as of January 31, 2008. As of January 31, 2009, we had total assets of $16,135 and total liabilities of $7,531. As of January 31, 2009 we have accumulated a deficit of $48,998.

From December 17, 2007 (date of inception) to January 31, 2009, we raised net proceeds of $50,830 in cash from the issuance of common stock. $50,830 was raised during the year ended January 31, 2009 and $50,830 was raised during the period from December 17, 2007 (inception) to January 31, 2009.

We used net cash of $37,695 in operating activities for the year ended January 31, 2009 compared to $38,100 for the period from December 17, 2007 (inception) to January 31, 2009.

If we are successful in consummating a business combination, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning May 2009) will be approximately $300,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities, our ability to raise capital from shareholders or other sources and whether we continue our operations.

                                                Target completion    Estimated
            Description                          date or period     expenses($)
            -----------                          --------------     -----------

Due diligence of the potential target business     12 months          20,000

Legal and accounting fees related to the
acquisition of the potential target business       12 months          40,000

Acquisition and development costs of the
potential target business                          12 months          50,000

Investor relations costs                           12 months          30,000

Raise additional private or public equity
(legal, accounting and marketing fees)             May 2009          100,000

Legal and professional fees                        12 months          25,000

Travel and promotional expenses                    12 months          25,000

Other general and administrative expenses          12 months          10,000
                                                                     -------

TOTAL                                                                300,000
                                                                     =======

We anticipate that we will not generate any revenues in the near future and we do not anticipate achieving sufficient positive operating cash flow until we are able complete a business combination and thus generate substantial revenues. It may take several years for us to fully realize our business plan. There is no assurance we will achieve profitability after completing a business combination.

As of January 31, 2009 we had cash of $16,135 in our bank accounts. We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

RESULTS OF OPERATIONS

LACK OF REVENUES

We have earned no revenues and have sustained operational losses since our inception on December 17, 2007 to January 31, 2009. As of January 31, 2009, we had an accumulated deficit of $48,998. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that our business will incur substantial losses in the next two years. We believe that our success depends on our ability to complete a business combination and our ability to develop a target business.

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our audited financial statements on January 31, 2009 and 2008 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

EXPENSES

From December 17, 2007 (date of inception) to January 31, 2009, our total expenses were $48,998. The major components of our total expenses since inception to January 31, 2009 consist of: $33,086 for legal and accounting fees, $9,140 for general and administrative, $3,250 for consulting services, $3,250 for rent and $272 for interest expense.

Our total expenses increased by $47,188 to $48,093 for the year ended January 31, 2009 from $905 for the period from December 17, 2007 (inception) to January 31, 2008. The increase in total expenses was mainly due to increased accounting, audit and legal fees and an increase in the time during which we were operating as we were only incorporated on December 17, 2007.

For the same reasons our accounting and legal fees increased by $32,526 to $32,806 for the year ended January 31, 2009 from $280 for the period from December 17, 2007 (inception) to January 31, 2008, our general and administrative expenses increased by $8,890 to $9,015 for the year ended January 31, 2009 from $125 for the period from December 17, 2007 (inception) to January 31, 2008, our consulting fees increased by $2,750 to $3,000 for the year ended January 31, 2009 from $250 for the period from December 17, 2007 (inception) to January 31, 2008, our rent costs increased by $2,750 to $3,000 for the year ended January 31, 2009 from $250 for the period from December 17, 2007 (inception) to January 31, 2008 and our interest costs increased by $272 to $272 for the year ended January 31, 2009 from $nil for the period from December 17, 2007 (inception) to January 31, 2008.

NET LOSS

For the year ended January 31, 2009 we incurred net loss of $43,900 compared to $905 for the year ended January 31, 2008. From December 17, 2007 (date of inception) to January 31, 2009, we incurred an aggregate net loss of $44,805. The net loss was primarily due to operating expenses related to accounting, audit, and legal fees as well as general and administrative expenses. We incurred net loss of $0.00 per share for the year ended January 31, 2009 and a net loss of $0.00 per share for the year ended January 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

INFLATION

The effect of inflation on our revenues and operating results has not been significant.

KNOWN MATERIAL TRENDS AND UNCERTAINTIES

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis, and ultimately upon our ability to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that we will have sufficient resources to complete any business combination or that our future operations will be profitable after completing the business combination.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The threat that we will be unable to continue as a going concern will be eliminated only when our revenues have reached a level that is able to sustain our business operations.

We plan to review and identify potential businesses for acquisitions or other business combinations. Our management is unable to predict whether or when any business combination will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete any transactions and could financially overextend ourselves. Acquisitions or other business combinations may present financial, managerial and operational challenges, including difficulties in integrating operations and personnel. Any failure to integrate new businesses or manage any new transactions successfully could adversely affect our business and future financial performance.

CRITICAL ACCOUNTING POLICIES

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 1 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. We consider revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF LONG LIVED ASSETS

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement No. 123.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

                              FINANCIAL STATEMENTS

                           Affinity Mediaworks Corp.
                   (formerly Green Bikes Rental Corporation)

                                January 31, 2009

                                                                           Index
                                                                           -----

Report of Independent Registered Public Accounting Firm...................  16

Balance Sheets............................................................  17

Statements of Operations..................................................  18

Statements of Cash Flows..................................................  19

Statement of Changes in Stockholders' Deficit.............................  20

Notes to the Financial Statements.........................................  21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Affinity Mediaworks Corp.
(formerly Green Bikes Rental Corporation)

We have audited the accompanying balance sheets of Affinity Mediaworks Corp. (formerly Green Bikes Rental Corporation) (a development stage company) as of January 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from December 17, 2007 (inception) through January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affinity Mediaworks Corp. as of January 31, 2009 and 2008, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ M&K CPAS, PLLC
-------------------------------
www.mkacpas.com
Houston, Texas
April 30, 2009

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                                 Balance Sheets
                   As of January 31, 2009 and January 31, 2008

                                                                            January 31,        January 31,
                                                                               2009               2008
                                                                             --------           --------
ASSETS

Current Assets
  Cash                                                                       $ 16,135           $  3,000
                                                                             --------           --------

Total Assets                                                                 $ 16,135           $  3,000
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable                                                           $  4,126           $     --
  Due to related parties                                                        3,405              3,405
                                                                             --------           --------
                                                                                7,531              3,405
Stockholders' Deficit
  Preferred stock, 75,000,000 shares authorized, $.00001 par value,
   none issued and outstanding                                                     --                 --
  Common stock, 200,000,000 shares authorized, $.00001 par value,
   50,166,000 and 100,000,000 shares issued and outstanding at
   January 31, 2009 and 2008, respectively                                        502              1,000
  Additional paid-in capital                                                   57,100               (500)
  Deficit accumulated during the development stage                            (48,998)              (905)
                                                                             --------           --------

Total Stockholders' Deficit                                                     8,604               (405)
                                                                             --------           --------

Total Liabilities and Stockholders' Deficit                                  $ 16,135           $  3,000
                                                                             ========           ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                            Statements of Operations
        For the Year Ended January 31, 2009 and January 31, 2008 and from
             December 17, 2007 (Inception) Through January 31, 2009

                                                                                            December 17, 2007
                                                           For the            For the         (inception)
                                                         Year Ended         Year Ended          through
                                                         January 31,        January 31,        January 31,
                                                            2009               2008               2009
                                                         -----------        -----------        -----------
Operating Expenses
  Consulting services                                    $     3,000        $       250        $     3,250
  General and administrative                                   9,015                125              9,140
  Rent                                                         3,000                250              3,250
  Legal and accounting                                        32,806                280             33,086
  Interest Expense                                               272                 --                272
                                                         -----------        -----------        -----------

Total Expenses                                                48,093                905             48,998
                                                         -----------        -----------        -----------

Net Loss                                                 $   (48,093)       $      (905)       $   (48,998)
                                                         ===========        ===========        ===========

Net Loss Per Common Share - Basic and Diluted            $     (0.00)       $     (0.00)       $     (0.00)

Weighted Average Number of Common Shares Outstanding      47,269,386         40,000,000


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                            Statements of Cash Flows
                  For the Year Ended January 31, 2009 and from
         December 17, 2007 (Inception) Through January 31, 2008 and 2009

                                                                             December 17, 2007    December 17, 2007
                                                               For the         (inception)          (inception)
                                                             Year Ended          through              through
                                                             January 31,        January 31,          January 31,
                                                                2009               2008                 2009
                                                              --------           --------             --------
Operating Activities
  Net loss                                                    $(48,093)          $   (905)            $(48,998)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Donated Capital  consulting services and rent expense       6,000                500                6,500
     Imputed interest on shareholder advance                       272                 --                  272
  Changes in operating assets and liabilities
     Increase in accounts payable                                4,126                 --                4,126
                                                              --------           --------             --------

Net Cash Used in Operating Activities                          (37,695)              (405)             (38,100)
                                                              --------           --------             --------

Financing Activities
  Proceeds from the sale of common stock                        50,830                 --               50,830
  Advance from related party                                        --              3,405                3,405
                                                              --------           --------             --------

Net Cash Provided by Financing Activities                       50,830              3,405               54,235
                                                              --------           --------             --------

Increase in Cash                                                13,135              3,000               16,135

Cash - Beginning of Period                                       3,000                 --                   --
                                                              --------           --------             --------

Cash - End of Period                                          $ 16,135           $  3,000             $ 16,135
                                                              ========           ========             ========

Supplemental Disclosures:
  Interest paid                                                     --                 --                   --
  Income taxes paid                                                 --                 --                   --
                                                              ========           ========             ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
            For the Period From December 17, 2007 (Inception) Through
                      January 31, 2008 and January 31, 2009

                                                                 Additional
                                           Common Stock           Paid-in     Accumulated
                                       Shares        Amount       Capital       Deficit        Total
                                       ------        ------       -------       -------        -----
Balances at December 17, 2007                --      $   --       $    --      $     --      $     --

Issuance of founder's shares        100,000,000       1,000        (1,000)           --            --

Donated services                             --          --           500            --           500

Net loss                                     --          --            --          (905)         (905)
                                   ------------      ------       -------      --------      --------

Balances at January 31, 2008        100,000,000          50          (500)         (905)         (405)
                                   ============      ======       =======      ========      ========

Issuance of stock for cash           10,155,000         102        50,728            --        50,830

Donated services                             --          --         6,000            --         6,000

Imputed interest on shareholder
 advances                                    --          --           272            --           272

Shares returned                     (60,000,000)        (60)           60            --            --

Net loss                                     --          --            --       (48,093)      (48,093)
                                   ------------      ------       -------      --------      --------

Balances at  January 31, 2009        50,166,000      $  502       $57,100      $(48,998)     $  8,604
                                   ============      ======       =======      ========      ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Green Bikes Rental Corporation was incorporated on December 17, 2007, under the laws of the State of Nevada, as a development stage company.

On January 7, 2009, the Company amended its Articles of Incorporation to change the name of Affinity Rental Corporation to Affinity Mediaworks Corp., to increase the authorized share capital of the Company to 200,000,000 and to affect a 20 for 1 forward-split of the Company's issued and outstanding common shares.

BASIS OF PRESENATATION

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Affinity considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2009 and 2008, there were no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

IMPAIRMENT OF LONG LIVED ASSETS

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates. No adjustments have been made in the current period.

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending January 31, 2009.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement No. 123.

The Company did not grant any stock options or warrants during the period ended January 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

Affinity does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Affinity' financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $48,998 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2009, all of which raise substantial doubt about Affinity' ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

A director loaned $3,405 to the Company during the period ended January 31, 2009, which is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest in the amount of $272 is included as an increase to additional paid in capital.

During the year ended January 31, 2009 the Company recognized a total of $3,000 for donated services and $3,000 for consulting services provided by the President and Director of the Company.

NOTE 4 - COMMON STOCK

Affinity issued 5,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 508,300 shares of common stock issued to the public on May 15, 2008 for $50,830.

On January 31, 2009, 60,000,000 shares of the Company's common stock were returned and subsequently cancelled by the Company. The shares were returned for no consideration to the shareholder.

On January 30, 2009, the Company declared a 20-for-1 forward stock split on its issued and outstanding common stock to the holders of record on that date. The accompanying financial statements and related notes have been adjusted accordingly to reflect this forward stock split.

NOTE 5 - INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $48,998 at January 31, 2009. The significant components of the deferred tax asset as of January 31, 2009 are as follows:

              Net operating loss carryforwards          $ 16,659
              Valuation allowance                        (16,659)
                                                        --------
              Net deferred tax asset                    $     --
                                                        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

     1. As of January 31, 2009, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the

          Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

     2. As of January 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2009, based on the criteria established in "Internal
Control-Integrated Framework" issued by the COSO.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

          Name                Age                     Position
          ----                ---                     --------

     Yulia Nesterchuk         57         President, Secretary, Treasurer and
                                         Director, CEO, CFO

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. The directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities. No annual meetings.

Aside from Ms. Nesterchuk, there are no other persons whose activities will be material to our operations at this time. Ms. Nesterchuk is our sole "promoter" as such term is defined under the Act. However as finances allow, we will engage management and other personnel as required in such areas as finance, administration, sales and marketing, research and development, and overall management.

YULIA NESTERCHUK. Since December 17, 2007, Ms. Nesterchuk has been our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole member of our Board of Directors. Since March 3, 1993 Ms. Nesterchuk has been a co-owner of a family business, Nesterchuk's Clinic, a chiropractor's office operated by Mr. Yuriy Nesterchuk, her husband. Ms. Nesterchuk devotes approximately 15 hours per week to our operations, and will devote additional time as required. Ms. Nesterchuk is not an officer or director of any other reporting company.

BOARD OF DIRECTORS AND DIRECTOR NOMINEES

Our sole officer and director, Yulia Nesterchuk, is currently the only member of our Board of Directors. We do not have a nominating committee of the Board, since the Board as a whole selects individuals to stand for election as members. Since the Board does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee's qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of the security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate,

Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching any determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

DIRECTOR INDEPENDENCE

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

AUDIT COMMITTEE

The functions of the audit committee are currently carried out by our Board of Directors. Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

SIGNIFICANT EMPLOYEES

Other than our sole officer and director, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

There are no family relationships among our officers or directors.

NO LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

     * any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     * any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     * being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities; or

     * being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). As we do not have any securities registered under Section 12 of the Securities Exchange Act of 1934, none of our Reporting Persons are required to file reports of ownership and changes in ownership with the SEC.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, as of January 31, 2009, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last two completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table (1)

Name and Principal Position       Year          Salary ($)        Total ($)
---------------------------       ----          ----------        ---------

    Yulia Nesterchuk (2)          2007              0                 0
                                  2008              0                 0

----------
(1) Pursuant to Item 402(a)(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.
(2) Yulia Nesterchuk is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer.

We have made no grants of stock options or stock appreciation rights from October 19, 2007 (inception) to January 31, 2009.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

COMPENSATION COMMITTEE

We currently do not have a compensation committee of the Board of Directors. The Board as a whole determines executive compensation.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended January 31, 2009.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for services as a director, including committee participation and/or special assignments.

CHANGE OF CONTROL

As of April 30, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

COMPENSATION COMMITTEE REPORT

Our Chief Financial Officer and Chief Executive Officer has reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. She has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2009 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

                                              Amount and
Title of        Name and Address of            Nature of           Percent
 Class            Beneficial Owner          Beneficial Owner       of Class
 -----            ----------------          ----------------       --------

Common        Yulia Nesterchuk                  5,000,000           90.77
              Zivova Street #26 Suite #8
              Ternopil, Ukraine

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended January 31, 2009, we had not entered into any transactions with our sole officer and director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND NON-AUDIT FEES

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended January 31, 2009 and 2008, and any other fees billed for services rendered by our auditors during these periods.

M&K CPAS, PLLC

Period from December 17, 2007 to January 31, 2008

Audit fees                                             $ 3,000
Audit-related fees                                          --
Tax fees                                                    --
All other fees                                              --
                                                       -------

Total                                                  $ 3,000
                                                       =======

M&K CPAS, PLLC

Period from February 1, 2008 to January 31, 2009

Audit fees                                             $ 5,700
Audit-related fees                                          --
Tax fees                                                    --
All other fees                                              --
                                                       -------

Total                                                  $ 5,700
                                                       =======

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended January 31, 2009.

ITEM 15. EXHIBITS.

Exhibit No.                               Description
-----------                               -----------

   31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AFFINITY MEDIAWORKS CORP.


Date: May 1, 2009              By: /s/ Yulia Nesterchuk
                                   ---------------------------------------------
                                   Yulia Nesterchuk
                                   President, Chief Executive Officer,
                                   Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                                        Title                                    Date
    ----------                                        -----                                    ----


/s/ Yulia Nesterchuk              President, Chief Executive Officer, Chief Financial       May 1, 2009
----------------------------      Officer, Principal Accounting Officer, Secretary,
Yulia Nesterchuk                  Treasurer, Director