Form 10-Q
period 2009-04-30
AFFINITY MEDIAWORKS CORP
filed 2009-06-15
CIK 1433821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIIL 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number 333-150548


                            AFFINITY MEDIAWORKS CORP.
                    (formerly GREEN BIKES RENTAL CORPORATION)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,166,000 as of June 10, 2009

FINANCIAL STATEMENTS

Affinity Mediaworks Corp.
(formerly Green Bikes Rental Corporation)

April 30, 2009

                                                                           Index
                                                                           -----

Balance Sheets (unaudited)...............................................   3

Statements of Operations (unaudited).....................................   4

Statements of Cash Flows (unaudited).....................................   5

Statement of Changes in Stockholders' Deficit (unaudited)................   6

Notes to the Financial Statements (unaudited)............................   7

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                                 Balance Sheets
                    As of April 30, 2009 and January 31, 2009
                                   (unaudited)

                                                                             April 30,         January 31,
                                                                               2009               2009
                                                                             --------           --------
ASSETS

Current Assets
  Cash                                                                       $  2,223           $ 16,135
                                                                             --------           --------

Total Assets                                                                 $  2,223           $ 16,135
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                           $     --           $  4,126
  Due to related parties                                                        3,405              3,405
                                                                             --------           --------
                                                                                3,405              7,531
Stockholders' Deficit
  Preferred stock, 75,000,000 shares authorized, $.00001 par value,
   none  issued and outstanding                                                    --                 --
  Common stock, 75,000,000 shares authorized, $.00001 par value,
   50,166,000 shares issued and outstanding                                       502                502
  Additional paid-in capital                                                   58,668             57,100
  Deficit accumulated during the development stage                            (60,352)           (48,998)
                                                                             --------           --------
Total Stockholders' Deficit                                                    (1,182)            (8,604)
                                                                             --------           --------

Total Liabilities and Stockholders' Deficit                                  $  2,223           $ 16,135
                                                                             ========           ========


               See the accompanying summary of accounting policies
                     and notes to the financial statements

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                            Statements of Operations
           For the Three Months Ended April 30, 2009 and 2008 and from
              December 17, 2007 (Inception) Through April 30, 2009
                                   (unaudited)

                                                                                                December 17, 2007
                                                        For the Three        For the Three         (inception)
                                                         Months Ended         Months Ended           through
                                                        April 30, 2009       April 30, 2008       April 30, 2009
                                                        --------------       --------------       --------------
Operating Expenses
  Consulting services                                    $         750        $         750        $       4,000
  General and administrative                                       584                   20                9,724
  Rent                                                             750                  750                4,000
  Legal and accounting                                           9,202                6,536               42,288
  Interest Expense                                                  68                   68                  340
                                                         -------------        -------------        -------------
Total Expenses                                                  11,354                8,124               60,352
                                                         -------------        -------------        -------------

Net Loss                                                 $     (11,354)       $      (8,124)       $     (60,352)
                                                         =============        =============        =============

Net Loss Per Common Share - Basic and Diluted            $       (0.00)       $       (0.00)
                                                         =============        =============

Weighted Average Number of Common Shares Outstanding        50,166,000          100,000,000
                                                         =============        =============


               See the accompanying summary of accounting policies
                     and notes to the financial statements

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                            Statements of Cash Flows
          For the Three Months Ended April 30, 2009 and 2008 and from
              December 17, 2007 (Inception) Through April 30, 2009
                                   (unaudited)

                                                                                             December 17, 2007
                                                     For the Three        For the Three         (inception)
                                                      Months Ended         Months Ended           through
                                                     April 30, 2009       April 30, 2008       April 30, 2009
                                                     --------------       --------------       --------------
Operating Activities
  Net loss                                             $(11,354)             $ (8,124)            $(60,352)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Donated consulting services and rent                 1,500                 1,500                8,000
     Imputed interest on shareholder advance                 68                    68                  340
  Changes in operating assets and liabilities
     (Decrease) increase in accounts payable             (4,126)                6,536                   --
                                                       --------              --------             --------
Net Cash Provided by (Used in) Operating Activities     (13,912)                  (20)             (52,012)
                                                       --------              --------             --------
Financing Activities
  Proceeds from the sale of common stock                     --                    --               50,830
  Advance from related party                                 --                    --                3,405
                                                       --------              --------             --------
Net Cash Provided by Financing Activities                    --                    --               54,235
                                                       --------              --------             --------

Increase (decrease) in Cash                             (13,912)                  (20)               2,223

Cash - Beginning of Period                               16,135                 3,000                   --
                                                       --------              --------             --------

Cash - End of Period                                   $  2,223              $  2,980             $  2,223
                                                       ========              ========             ========

Supplemental Disclosures:
  Interest paid                                        $     --              $     --             $     --
  Income taxes paid                                          --                    --                   --
                                                       ========              ========             ========


               See the accompanying summary of accounting policies
                     and notes to the financial statements

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
                For the Period from December 17, 2007 (Inception)
        Through January 31, 2008 and January 31, 2009 and April 30, 2009
                                   (unaudited)

                                                                          Additional
                                                    Common Stock           Paid-in      Accumulated
                                                Shares        Amount       Capital        Deficit        Total
                                                ------        ------       -------        -------        -----
Balances at December 17, 2007                         --     $    --      $     --       $     --      $     --
Issuance of founder's shares                 100,000,000       1,000        (1,000)            --            --
Donated services                                      --          --           500             --           500
Net loss                                              --          --            --           (905)         (905)
                                            ------------     -------      --------       --------      --------
Balances at January 31, 2008                 100,000,000       1,000          (500)          (905)         (405)
                                            ============     =======      ========       ========      ========

Issuance of stock for cash                    10,166,000         102        50,825             --        50,830
Donated services                                      --          --         6,000             --         6,000
Imputed interest in shareholder
advances                                              --          --           272            272
Shares returned                              (60,000,000)       (600)           60             --            --
Net loss                                              --          --            --        (48,093)      (48,093)
                                            ------------     -------      --------       --------      --------
Balances at January 31, 2009                  50,166,000         502        57,100        (48,998)        8,604
                                            ============     =======      ========       ========      ========

Donated services                                      --          --         1,500             --         1,500
Imputed interest in shareholder advances              --          --            68             --            68
Net loss                                              --          --            --        (11,354)      (11,354)
                                            ------------     -------      --------       --------      --------

Balances at April 30, 2009                    50,166,000     $   502      $ 58,668       $(60,352)     $ (1,182)
                                            ============     =======      ========       ========      ========


               See the accompanying summary of accounting policies
                      and notes to the financial statements

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Affinity Mediaworks Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Affinity's audited 2009 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Affinity's 2009 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Affinity's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $60,352 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2009, all of which raise substantial doubt about Affinity's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period ended April 30, 2009 the Company recognized a total of $1,500 for donated services provided by the President and Director of the Company. These transactions are recorded as a contribution to additional paid in capital.

Imputed interest on due to related parties in the amount of $68 is included as an increase to additional paid in capital.

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

In November 2008 we completed our marketing research in Kyiv, Ukraine. Our marketing research showed that in Kyiv roads are not designed to have bicycle traffic and infrastructure of the city is insufficient for bicycle use. City has constant traffic jams including motorways, highways and main arteries. Roads don't have bicycle lanes and are in poor condition throughout the city. It is very dangerous for cyclers to be on the road. In addition research shows that winter in Ukraine is long. Usually snow is on the ground from November to March and average temperature is below 0. That makes these months impossible for bicycle use. Also, our attempts to find potential vendors in Kyiv who would share cost with us in building bicycle docking stations were unsuccessful.

Based on our marketing research we came to a conclusion that it would be uneconomical for us to proceed with original plan We came to a decision that the company should save the costs and look for another project.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON DECEMBER 17, 2007 TO APRIL 30, 2009

During this period we incorporated the company, hired an attorney, and hired an auditor. We also prepared an internal business plan. Our loss since inception is $60,352 of which $ 42,288 is for legal and accounting fees, $4,000 is for rent, $4,000 is for consulting services, and $9,724 is for filing fees and general office expenses.

Since inception, Affinity issued 100,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 10,166,000 shares of common stock issued to the public on May 15, 2008 for $50,830.

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

Since inception, we have issued shares of our common stock and received $50,830.

We issued 100,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. This was accounted for as an issuance of founder's shares. Ms. Nesterchuk covered our initial expenses of $3,405 for incorporation, accounting and legal fees. The amount owed to Ms. Nesterchuk is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Nesterchuk is oral and there is no written document evidencing the agreement.

Since inception, the company sold 10,166,000 shares of common stock at a price of $0.1 per share for cash proceeds of $50,830.

On January 31, 2009, 60,000,000 shares of the Company's common stock were returned and subsequently cancelled by the Company. The shares were returned for no consideration to the shareholder.

On January 30, 2009, the Company declared a 20-for-1 forward stock split on its issued and outstanding common stock to the holders of record on that date.

As of April 30, 2009, our total assets were $2,223 and our total liabilities were $3,405.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 9, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective, file number 333-139986, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering.

On May 30, 2008, we completed our public offering and raised $50,830 by selling 10,166,000 shares of common stock. Since then we have used the proceeds as follows:

              Accounting and Legal Expense                $42,288
              General & Administrative                      6,319
              Bank balance as of  April 30, 2009            2,223
                                                          -------

              TOTAL:                                      $50,830
                                                          =======

ITEM 6. EXHIBITS.

         The following documents are included herein:

Exhibit No.                          Document Description
-----------                          --------------------

  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15 day of June, 2009.

                          AFFINITY MEDIAWORKS CORP.
                          (Registrant)


                          BY: /s/ Yulia Nesterchuk
                              --------------------------------------------------
                              Yulia Nesterchuk
                              President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

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