Form 10-Q
period 2009-09-14
AFFINITY MEDIAWORKS CORP
filed 2009-09-14
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150548

AFFINITY MEDIAWORKS CORP.

(formerly GREEN BIKES RENTAL CORPORATION )

(Exact name of registrant as specified in its charter))

Nevada	7350	75-3265854
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification #)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,166,000 as of  September 14, 2009

FINANCIAL STATEMENTS

Affinity Mediaworks Corp.

(Formerly Green Bikes Rental Corporation)

July 31, 2009

                                                                                                                                        Index

Balance Sheets (Unaudited)                                                              F- 1

Statements of Operations (Unaudited)                                               F-2

Statements of Cash Flows (Unaudited)                                              F-3

Statement of Changes in Stockholders’ Deficit (Unaudited)                 F-4

Notes to the Unaudited Financial Statements                                      F-5 – F-7

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Balance Sheets

As of July 31 and January 31, 2009

(unaudited)

	July 31, 2009	January 31, 2009

ASSETS

Current Assets

Cash	$ 1,155	$ 16,135

Total Assets	$ 1,155	$ 16,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFECIT)

Current Liabilities

Accounts payable	$ -	$ 4,126
Due to related parties	3,405	3,405
	3,405	7,531

Stockholders’ Equity (Deficit)

Preferred stock, 75,000,000 shares authorized, $.00001 par value, none issued and outstanding	-	-

Common stock, 75,000,000 shares authorized, $.00001 par value, 50,166,000 shares issued and outstanding	502	502

Additional paid-in capital	60,236	57,100

Deficit accumulated during the development stage	(62,988)	(48,998)

Total Stockholders’ Equity (Deficit)	(2,250)	8,604

Total Liabilities and Stockholders’ Equity (Deficit)	$ 1,155	$ 16,135

 the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Operations

For the Three and Six Months Ended July 31, 2009 and 2008 and from

December 17, 2007 (Inception) Through July 31, 2009

(unaudited)

	For the Three Months Ended		For the Six Months Ended		December 17, 2007 ((inception) through
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008	July 31, 2009

Operating Expenses

Consulting services	$ 750	$ 750	$ 1,500	$ 1,500	$ 4,750
General and administrative	268	5,128	852	5,128	9,992
Rent	750	750	1,500	1,500	4,750
Legal and accounting	800	-	10,002	6,536	43,088
Interest Expense	68	68	136	136	408

Total Expenses	2,636	6,677	13,990	14,800	62,988

Net Loss	$ (2,636)	$ (6,677)	$ (13,990)	$ (14,800)	$ (62,988)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	50,166,00	5,258,034	50,166,00	5,130,435

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Cash Flows

For Six Months Ended July 31, 2009 and 2008 from

December 17, 2007 (Inception) Through July 31, 2009

(unaudited)

	For the Six Months Ended	For the Six Months Ended	December 17, 2007 (inception) through
	July 31, 2009	July 31, 2008	July 31, 2009

Operating Activities

Net loss	$ (13,990)	$ (14,800)	$ (62,988)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated Capital consulting services and rent expense	3,000	3,000	9,500
Imputed interest on shareholder advance	136	136	408

Changes in operating assets and liabilities

Decrease in accounts payable	(4,126)	-	-

Net Cash Provided by (Used in) Operating Activities	(14,980)	(11,644)	(53,080)

Financing Activities

Proceeds from the sale of common stock	-	50,830	50,830
Advance from related party	-	-	3,405

Net Cash Provided by Financing Activities	-	50,830	54,235

Increase (decrease) in Cash	(14,980)	39,166	1,155

Cash – Beginning of Period	16,135	3,000	–

Cash – End of Period	$ 1,155	$ 42,166	$ 1,155

Supplemental Disclosures:

Interest paid	–		–
Income taxes paid	–		–

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period from December 17, 2007 (Inception)

Through July 31, 2009

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 17, 2007	-	$ -	$ -	$ –	$ -
Issuance of founder’s shares	100,000,00	1,000	(1,000)	–	-
Donated services	-	-	500	–	500
Net loss	–	-	-	(905)	(905)
Balances at January 31, 2008	100,000,00	1,000	(500)	(905)	(405)
Issuance of founder’s shares	10,166,000	102	50,728	–	50,830
Donated services	-	-	6,000	–	6,000
Imputed interest in shareholder advances	-	-	272		272
Shares returned	(60,000,000)	(60)	60	–	-
Net loss	–	-	-	(48,093)	(48,093)
Balances at January 31, 2009	50,166,000	502	57,100	(48,998)	8,604
Donated services	-	-	3,000	–	3,000
Imputed interest in shareholder advances	-	-	136	-	136
Net loss	–	-	-	(13,990)	(13,990)
Balances at July 31, 2009	50,166,000	$ 502	$ 60,236	$ (62,988)	$ (2,250)

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

 (A Development Stage Company)

Notes to the Financial Statements

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Affinity Mediaworks Corp have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Affinity’s audited 2009 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Affinity’s 2009 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Affinity's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $62,988 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2009, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six month period ended July 31, 2009 the Company recognized a total of $3,000 for donated services provided by the President and Director of the Company. These transactions are recorded as a contribution to additional paid in capital.

Imputed interest on due to related parties in the amount of $136 is included as an increase to additional paid in capital

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

In November 2008 we completed our marketing research in Kyiv, Ukraine.   Our marketing research showed that in Kyiv roads are not designed to have bicycle traffic and infrastructure of the city is insufficient for bicycle use.  City has constant traffic jams including motorways, highways and main arteries.  Roads don’t have bicycle lanes and are in poor condition throughout the city.  It is very dangerous for cyclers to be on the road.  In addition research shows that winter in Ukraine is long.  Usually snow is on the ground from November to March and average temperature is below 0.  That makes these months impossible for bicycle use.  Also, our attempts to find potential vendors in Kyiv who would share cost with us in building bicycle docking stations were unsuccessful.

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

Results of operations

From Inception on December 17, 2007 to April 30, 2009

During this period we incorporated the company, hired an attorney, and hired an auditor.  We also prepared an internal business plan.  Our loss since inception is $62,988 of which $ 43,088 is for legal and accounting fees, $4,750 is for rent, $4,750 is for consulting services, and $10,400 is for filing fees and general office expenses.

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

We issued 100,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993.  This was accounted for as an issuance of founder’s shares.  Ms. Nesterchuk covered our initial expenses of $3,405 for incorporation, accounting and legal fees.  The amount owed to Ms. Nesterchuk  is non-interest bearing, unsecured and due on demand.  Further the agreement with Ms. Nesterchuk is oral and there is no written document evidencing the agreement.

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

As of July 31, 2009, our total assets were $1,155 and our total liabilities were $3,405.

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

On May 30, 2008, we completed our public offering and raised $50,830 by selling 10,166,000 shares of common stock. Since then we have used the proceeds as follows:

Accounting and Legal Expense	$43,088

General & Administrative	6,587
Bank balance as of July 31, 2009	1,155
Total:	$50,830

ITEM 6.

EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14 day of September, 2009.

AFFINITY MEDIAWORKS CORP. (
(Registrant)

BY:
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