Form 10-Q
period 2009-10-31
AFFINITY MEDIAWORKS CORP
filed 2009-12-15
CIK 1433821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,166,000 as of December 14, 2009.

FINANCIAL STATEMENTS

Affinity Mediaworks Corp.

(Formerly Green Bikes Rental Corporation)

October 31, 2009

                                                                           Index
                                                                           -----

Balance Sheets (Unaudited)...............................................   3

Statements of Operations (Unaudited).....................................   4

Statements of Cash Flows (Unaudited).....................................   5

Statement of Changes in Stockholders' Deficit (Unaudited)................   6

Notes to the Unaudited Financial Statements..............................   7

                           Affinity Mediaworks Corp.
                   (formerly Green Bikes Rental Corporation)
                         (A Development Stage Company)
                                 Balance Sheets
                  As of October 31, 2009 and January 31, 2009
                                   (unaudited)

                                                                            October 31,        January 31,
                                                                               2009               2009
                                                                             --------           --------
ASSETS

Current Assets
  Cash                                                                       $  1,137           $ 16,135
                                                                             --------           --------

Total Assets                                                                 $  1,137           $ 16,135
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' DEFECIT

Current Liabilities
  Accounts payable                                                           $     --           $  4,126
  Due to related parties                                                        3,405              3,405
                                                                             --------           --------
                                                                                3,405              7,531
Stockholders' Deficit
  Preferred stock, 75,000,000 shares authorized, $.00001 par value,
   none  issued and outstanding                                                    --                 --
  Common stock, 75,000,000 shares authorized, $.00001 par value,
   50,166,000 shares issued and outstanding                                       502                502
  Additional paid-in capital                                                   61,804             57,100
  Deficit accumulated during the development stage                            (64,574)           (48,998)
                                                                             --------           --------
Total Stockholders' Deficit                                                    (2,268)            (8,604)
                                                                             --------           --------

Total Liabilities and Stockholders' Deficit                                  $  1,137           $ 16,135
                                                                             ========           ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                             Statement of Operations
          For the Three and Nine Months Ended October 31, 2009 and 2008
        and from December 17, 2007 (Inception) Through October 31, 2009
                                   (unaudited)

                                                                                                           December 17, 2007
                                           For the Three    For the Nine    For the Three   For the Nine     (inception)
                                           Months Ended     Months Ended    Months Ended    Months Ended       through
                                            October 31,      October 31,     October 31,     October 31,      October 31,
                                               2009             2009            2008            2008             2009
                                           ------------     ------------    ------------    ------------     ------------
Operating Expenses
  Consulting services                      $        750     $      2,250    $        750    $      2,250     $      5,500
  General and administrative                         18              870           2,012           7,140           10,010
  Rent                                              750            2,250             750           2,250            5,500
  Legal and accounting                               --           10,002           3,745          10,281           43,088
  Interest Expense                                   68              204              69             205              476
                                           ------------     ------------    ------------    ------------     ------------
Total Expenses                                    1,586           15,576           7,326          22,126           64,574
                                           ------------     ------------    ------------    ------------     ------------

Net Loss                                   $     (1,586)    $    (15,576)   $     (7,326)   $    (22,126)    $    (64,574)
                                           ============     ============    ============    ============     ============

Net Loss Per Common Share - Basic and
Diluted                                    $      (0.00)    $      (0.00)   $      (0.00)   $      (0.00)    $      (0.00)

Weighted Average Number of Common Shares
Outstanding                                  50,166,000       50,166,000       5,308,300       5,190,156


             See the accompanying summary of accounting policies and
                        notes to the financial statements

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                             Statement of Cash Flows
              For Nine Months Ended October 31, 2009 and 2008 from
             December 17, 2007 (Inception) Through October 31, 2009
                                   (unaudited)

                                                                                                 December 17, 2007
                                                              For the Nine       For the Nine       (inception)
                                                              Months Ended       Months Ended         through
                                                               October 31,        October 31,        October 31,
                                                                  2009               2008               2009
                                                                --------           --------           --------
Operating Activities
  Net loss                                                      $(15,576)          $(22,126)          $(64,574)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Donated Capital  consulting services and rent expense         4,500              4,500             11,000
     Imputed interest on shareholder advance                         204                205                476
  Changes in operating assets and liabilities
     Decrease in accounts payable                                 (4,126)                --                 --
                                                                --------           --------           --------
Net Cash Provided by (Used in) Operating Activities              (14,998)           (17,421)           (53,098)
                                                                --------           --------           --------
Financing Activities
  Proceeds from the sale of common stock                              --             50,830             50,580
  Advance from related party                                          --                 --              3,405
                                                                --------           --------           --------
Net Cash Provided by Financing Activities                             --             50,830             54,235
                                                                --------           --------           --------
Increase (decrease) in Cash                                      (14,998)            33,409              1,137

Cash - Beginning of Period                                        16,135              3,000                 --
                                                                --------           --------           --------

Cash - End of Period                                            $  1,137           $ 36,409           $  1,137
                                                                ========           ========           ========

Supplemental Disclosures:
  Interest paid                                                       --                 --
  Income taxes paid                                                   --                 --
                                                                ========           ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Affinity Mediaworks Corp.
                    (formerly Green Bikes Rental Corporation)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
                For the Period from December 17, 2007 (Inception)
                            Through October 31, 2009
                                   (unaudited)

                                                                            Additional
                                                      Common Stock           Paid-in      Accumulated
                                                  Shares        Amount       Capital        Deficit        Total
                                                  ------        ------       -------        -------        -----
Balances at December 17, 2007                           --     $    --      $     --       $     --      $     --
Issuance of founder's shares                   100,000,000       1,000        (1,000)            --            --
Donated services                                        --          --           500             --           500
Net loss                                                --          --            --           (905)         (905)
                                              ------------     -------      --------       --------      --------
Balances at January 31, 2008                   100,000,000       1,000          (500)          (905)         (405)
                                              ============     =======      ========       ========      ========

Issuance of founder's shares                    10,155,000         102        50,825             --        50,830
Donated services                                        --          --         6,000             --         6,000
Imputed interest in shareholder
advances                                                --          --           272            272
Shares returned                                (60,000,000)       (600)           60             --            --
Net loss                                                --          --            --        (48,093)      (48,093)
                                              ------------     -------      --------       --------      --------
Balances at  January 31, 2009                   50,166,000         502        57,100        (48,998)        8,604
                                              ============     =======      ========       ========      ========
Donated services                                        --          --         4,500             --         4,500
Imputed interest in shareholder advances                --          --           204             --           204
Net loss                                                --          --            --        (15,576)      (15,576)
                                              ------------     -------      --------       --------      --------

Balances at October 31, 2009                    50,166,000     $   502      $ 61,804       $(64,574)     $ (2,268)
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

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company's financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

NOTE 2 - GOING CONCERN

Affinity' financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $64,574 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2009, all of which raise substantial doubt about Affinity's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine month period ended October 31, 2009 the Company recognized a total of $4,500 for donated services provided by the President and Director of the Company.

As of October 31, 2009, the Company owes $3,405 to a related party. The amount is non interest bearing and due on demand. Imputed interest in the amount of $204 for the nine months ended October 31, 2009 is included in additional paid in capital.

NOTE 4 - COMMON STOCK

Affinity issued 5,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 508,300 shares of common stock was issued to the public on May 15, 2008 for $50,830.

NOTE 5 - SUBSEQUENT EVENTS

The company has entered into an agreement with Briton Ventures of the UK to produce 12 pictures. Briton Ventures will provide up to 50% of the budgets on each of the films up to a maximum budget of $10 million USD per film. Affinity will provide the other 50% funding through bankable tax credits and presales. Affinity will participate in 50% of all revenues and will be in first position to recoup investment in these films.

The company has entered into a 6 to12 picture deal with Insight Film Studios/Odyssey Film Studios to coproduce these films over a 12 month period starting early 2010. Affinity/Insight and Odyssey will provide 50% of the budgets of these films through tax credits, minimum guarantees, presales and equity. 50% of the films profit will be split equally between Insight and Affinity where Affinity will receive 25% of all revenues of the films.

Except for the items noted above, there are no subsequent events from October 31, 2009 to the date of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Based on our marketing research we came to a conclusion that it would be uneconomical for us to proceed with the original plan. We came to a decision that the company should save the costs and look for another project.

The company has decided to change the nature of business by entering into the entertainment business by becoming an industry leader in the Production, Sales, and Distribution of film and television product. The company is working with Insight Film Studios/Odyssey Film Studios to joint venture many high quality projects.

Affinity has entered into an agreement with Insight Film Studios/Odyssey Film Studios to Produce 12 feature films over the next year. Insight/Odyssey is considered many industry insiders as the largest independent film production company in Canada and one of the largest in the world.

The company has entered into an agreement with Briton Ventures of the United Kingdom to produce 12 pictures with a budget cap of $10 million USD per project. Briton Ventures will provide up to 50% of the budgets and Affinity will provide the other 50% funding through bankable tax credits and distribution contracts.

We feel that this new direction the company has taken by changing the nature of its business, appointing new management and entering into contracts with industry leaders, it has created an opportunity for the company to move forward with a positive plan for success.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON DECEMBER 17, 2007 TO OCTOBER 31, 2009

During this period we incorporated the company, hired an attorney, and hired an auditor. We also prepared an internal business plan. Our loss since inception is $64,574of which $ 43,088 is for legal and accounting fees, $5,500 is for rent, $5,500 is for consulting services, and $10,486 is for filing fees and general office expenses.

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

On October 20, 2009, the company accepted the resignation of Yulia Nesterchuck as Chief Financial Officer, Secratary, Treasurer, and Director. Yulia Nesterchuck no longer holds any position with the company.

On October 20, 2009, the company appoints Scott Cramer as its President, Chief Financial Officer, Secretary, and Treasurer.

Kirk Shaw has stepped down as President and has remained as a director of the company.

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

As of October 31, 2009, our total assets were $1,137 and our total liabilities were $3,405.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act(defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 9, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective, file number 333-139986, permitting us to offer up to 2,000,000 shares of common stock at $0.10per share. There is no underwriter involved in our public offering.

On May 30, 2008, we completed our public offering and raised $50,830 by selling 10,166,000 shares ofcommon stock. Since then we have used the proceeds as follows:

               Accounting and Legal Expense              $43,088
               General & Administrative                    6,587
               Bank balance as of July 31, 2009            1,155
                                                         -------
               TOTAL:                                    $50,830
                                                         =======

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.                         Document Description
-----------                         --------------------

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of December, 2009.

AFFINITY MEDIAWORKS CORP.

(REGISTRANT)


BY: /s/ Scott Cramer
   -------------------------------------------------
   Scott Cramer
   President, Principal Executive Officer, Treasurer,
   Principal Financial Officer, Principal Accounting
   Officer