Form 10-K
period 2010-01-31
AFFINITY MEDIAWORKS CORP
filed 2010-05-17
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

AFFINITY MEDIAWORKS CORP.
(Exact name of registrant as specified in its charter)

Nevada	75-3265854
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	no.)

455 Route 306 Suite M#2922	10952
Monsey, New York	(Zip Code)
(Address of principal executive offices)

(206) 426-5044
(Registrant's telephone number, including area code)

Securities to be registered under Section 12(b) of the Act:

Title of each class
None

Name of each exchange on which registered
None

Securities to be registered under Section 12(g) of the Act:

None
(Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]    Non-accelerated filer (Do not check if a smaller reporting company [ ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ]    No [ ]

State issuer’s revenues for its most recent fiscal year.  $ 0

As of June 30, 2010, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $0 (there were no trades in the issuer’s common stock as of the last business day of the second fiscal quarter).

Number of shares of the issuer’s common stock, $0.00001 par value, outstanding as of May 17, 2010: 50,166,000 shares

FORM 10-K

PART I

Item 1.  Description of Business

Forward-Looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “could”, "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, mean Affinity Mediaworks Corp., unless otherwise indicated.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

Overview

We were incorporated in the State of Nevada on December 17, 2007, under the name “Green Bikes Rental Corporation”.  On January 22, 2010 we changed our name to Affinity Mediaworks Corp. and on January 30, 2010 we received a new symbol for the quotation of our common stock on the OTC Bulletin Board, “AFFW.OB”.

We do not have any subsidiaries.  Our principal offices are located 455 Route 306, Suite M#2922, Monsey, New York, 10952, and our telephone number is (206) 426-5044.  Our fiscal year end is January 31.

We intend to become involved in the development, finance, sales, acquisition, distribution and marketing of high quality intellectual property devoted for the entertainment and leisure markets, through films under budgets from $4 to $8 million.  We believe that our product line will represent a timely opportunity with the potential for fast acceptance in the international marketplace.

We are also finalizing its plan to vertically integrate in all aspects of the industry, including pre and post production services.  These ancillary services are priced at a level where we can become a key provider of solutions to the independent and small film sector.  The services that we will offer will help provide a monthly revenue stream that will create an independent profit center within our organization and provide supplemental cash flow to us while our major film projects are being shot and carried to market.

To date we have entered into an agreement with Insight Film Studios/Odyssey Film Studios to Produce 12 feature films over the next year.  Insight/Odyssey is considered by many industry insiders as the largest independent film production company in Canada and one of the largest in the world.

In addition, we have entered into an agreement with Briton Ventures of the United Kingdom to produce 12 pictures with a budget cap of $10 million USD per project.  Briton Ventures will provide up to 50% of the budgets and we will provide the other 50% funding through bankable tax credits and distribution contracts.

Research and Development

We have not spent any amounts on research and development activities during the year ended January 31, 2010.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Intellectual Property

As of January 31, 2010 we did not own any intellectual property.

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

None.

PART II

Item 5.  Market for Equity Securities and Other Shareholder Matters.

Market Information

On October 17, 2009, our shares began trading on FINRA’s Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “GBKR.”  There has been minimal trading activity to date with no trading during our last fiscal year.  On January 30, 2009 our symbol was changed to “AFFW” to reflect our name change.  There is a limited public market for our common stock.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending January 31, 2010	HIGH	LOW
Quarter Ending April 30, 2009	$0.40	$0.30
Quarter Ending July 31, 2009	$0.63	$0.082
Quarter Ending October 31, 2009	$0.29	$0.067
Quarter Ending January 31, 2010	$0.32	$0.099

Fiscal Year Ending January 31, 2009	HIGH	LOW
Quarter Ending April 30, 2008	n/a	n/a
Quarter Ending July 31, 2008	n/a	n/a
Quarter Ending October 31, 2008	n/a	n/a
Quarter Ending January 31, 2009	n/a	n/a

Holders

As of May 17, 2010, we had approximately 51 shareholders of record and 50,166,000 outstanding shares of common stock.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by Us and our Affiliated Purchases

As of January 31, 2010 we had not repurchased any of our common stock, and we have not publicly announced any repurchase plans or programs

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

Liquidity and Capital Resources

As of January 31, 2010, we had cash of $1,049 in our bank accounts and a working capital deficit of $68,293 compared to $16,135 in cash and working capital surplus of $8,604 as of January 31, 2009.  As of January 31, 2010, we had total assets of $1,049 and total liabilities of $69,342.  As of January 31, 2010 we have accumulated a deficit of $132,167.

From December 17, 2007 (date of inception) to January 31, 2010, we raised net proceeds of $50,830 in cash from the issuance of common stock.  $nil was raised during the year ended January 31, 2010 and $50,830 was raised during the period from December 17, 2007 (inception) to January 31, 2010.

We used net cash of $15,086 in operating activities for the year ended January 31, 2010 compared to $37,695 for the year ended January 31, 2009.

During the year ended January 31, 2010 our monthly cash requirement was approximately $1,257, compared to approximately $3,141 for the year ended January 31, 2009.  We expect to require a total of approximately $7,500,000 to fully carry out our business plan over the next twelve months beginning June 2010 as set out in this table:

Description	Target completion date or period	Estimated expenses ($)
Acquisition of New Films	12 months	1,000,000
Gap Funding of Films	12 months	1,000,000
Film Funding	12 months	5,000,000
Marketing	12 months	400,000
Legal and professional fees	12 months	25,000
Accounting and Auditing Fees	12 months	20,000
Travel and promotional expenses	12 months	25,000
Other general and administrative expenses	12 months	30,000
Total		7,500,000

We intend to meet our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements.  We are currently not in good short-term financial standing.  We anticipate that we may not generate any revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize.  There is no assurance we will achieve profitable operations.  We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

We intend to raise the funds to meet our cash requirements (approximately $7,500,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  At this time we do not have any commitments from any broker-dealer to provide us with financing.  There is no guarantee that we will be successful in raising any capital.  There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all.  If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on December 17, 2007 to January 31, 2010.  As of January 31, 2010, we had an accumulated deficit of $132,167.  We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business.  We anticipate that our business will incur substantial losses in the next two years.

At this time, our ability to generate any revenues continues to be uncertain.  The auditor's report on our audited financial statements on January 31, 2010 and 2009 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From December 17, 2007 (date of inception) to January 31, 2010, our total expenses were $132,167.  The major components of our total expenses since inception to January 31, 2010 consist of: $46,082 for legal and accounting fees, $60,000 from management fees, $13,041 for general and administrative, $6,250 for consulting services, $6,250 for rent and $544 for interest expense.

Our total expenses increased by $35,076 to $83,169 for the year ended January 31, 2010 from $48,093 for the year ended January 31, 2009.  The increase in total expenses was mainly due to an increase in management fees.

Our accounting and legal fees decreased by $19,810 to $12,996 for the year ended January 31, 2010 from $32,806 for the year ended January 31, 2009, our general and administrative expenses decreased by $5,114 to $3,901 for the year ended January 31, 2010 from $9,015 for the year ended January 31, 2009, our consulting fees remained the same at $3,000 for the year ended January 31, 2010 and $3,000 from the year ended January 31, 2009, our rent costs remained constant at $3,000 for the year ended January 31, 2010 and January 31, 2009, our interest costs remained constant at $272 for the years ended January 31, 2010 and January 31, 2009 and our management fees increased to $60,000 for the year ended January 31, 2010 from $nil for the year ended January 31, 2009.

Net Loss

For the year ended January 31, 2010 we incurred net loss of $83,169 compared to $48,093 for the year ended January 31, 2009.  From December 17, 2007 (date of inception) to January 31, 2010, we incurred an aggregate net loss of $132,167.  The net loss was primarily due to operating expenses related to accounting, audit, and legal fees as well as general and administrative expenses.  We incurred net loss of $0.00 per share for the year ended January 31, 2010 and a net loss of $0.00 per share for the year ended January 31, 2009.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements.

FINANCIAL STATEMENTS

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

January 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

We have audited the accompanying balance sheets of Affinity Mediaworks Corp. (formerly Green Bikes Rental Corporation) (a development stage company) as of January 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then  ended and for the period from December 17, 2007 (inception) through January 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affinity Mediaworks Corp. as of January 31, 2010 and 2009, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

www.mkacpas.com

Houston, Texas

May 14, 2010

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Balance Sheets

As of January 31, 2010 and January 31, 2009

	January 31, 2010	January 31, 2009
ASSETS

Current Assets

Cash	$ 1,049	$ 16,135

Total Assets	$ 1,049	$ 16,135

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	65,937	4,126
Due to related parties	3,405	3,405
	69,342	7,531

Stockholders’ Deficit

Preferred stock, 75,000,000 shares authorized, $.00001 par value, none issued and outstanding	-	-

Common stock, 200,000,000 shares authorized, $.00001 par value, 50,166,000 shares issued and outstanding	502	502

Additional paid-in capital	63,372	57,100

Deficit accumulated during the development stage	(132,167)	(48,998)

Total Stockholders’ Deficit	(68,293)	(8,604)

Total Liabilities and Stockholders’ Deficit	$ 1,049	$ 16,135

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Operations

For the Years Ended January 31, 2010 and 2009 and from

December 17, 2007 (Inception) Through January 31, 2010

	For the Year Ended	For the Year Ended	December 17, 2007 (inception) through
	January 31, 2010	January 31, 2009	January 31, 2010
Operating Expenses

Consulting services	$ 3,000	$ 3,000	$ 6,250
Management Fees	60,000	-	60,000
General and administrative	3,901	9,015	13,041
Rent	3,000	3,000	6,250
Legal and accounting	12,996	32,806	46,082
Interest Expense	272	272	544

Total Expenses	83,169	48,093	132,167

Net Loss	$ (83,169)	$ (48,093)	$ (132,167)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	50,166,000	47,269,386

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended January 31, 2010 and 2009 and from

December 17, 2007 (Inception) Through January 31, 2010

	For the Year Ended	For the Year Ended	December 17, 2007 (inception) through
	January 31, 2010	January 31, 2009	January 31, 2010
Operating Activities

Net loss	$ (83,169)	$ (48,093)	$ (132,167)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated Capital consulting services and rent expense	6,000	6,000	12,500
Imputed interest on shareholder advance	272	272	544

Changes in operating assets and liabilities

Increase in accounts payable	61,811	4,126	65,937

Net Cash Provided by (Used in) Operating Activities	(15,086)	(37,695)	(53,186)

Financing Activities

Proceeds from the sale of common stock	-	50,830	50,830
Advance from related party	-	-	3,405

Net Cash Provided by Financing Activities	-	50,830	54,235

Increase (decrease) in Cash	(15,086)	13,135	1,049

Cash – Beginning of Period	16,135	3,000	–

Cash – End of Period	$ 1,049	$ 16,135	$ 1,049

Supplemental Disclosures:

Interest paid	$ –	$ -	$ –
Income taxes paid	–	-	–

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period from December 17, 2007 (Inception)

Through January 31, 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 17, 2007	-	$ -	$ -	$ –	$ -
Issuance of founder’s shares	100,000,000	1,000	(1,000)	–	-
Donated services	-	-	500	–	500
Net loss	–	-	-	(905)	(905)
Balances at January 31, 2008	100,000,000	$ 1,000	$ (500)	$ (905)	$ (405)
Issuance of stcok for cash	10,166,000	102	50,728	–	50,830
Donated services	-	-	6,000	–	6,000
Imputed interest in shareholder advances	-	-	272	–	272
Shares returned	(60,000,000)	(600)	600	–	-
Net loss	–	-	-	(48,093)	(48,093)
Balances at January 31, 2009	50,166,000	$ 502	$ 57,100	$ (48,998)	$ 8,604
Donated services	-	-	6,000	–	6,000
Imputed interest in shareholder advances	-	-	272	-	272
Net loss	–	-	-	(83,169)	(83,169)
Balances at January 31, 2010	50,166,000	$ 502	$ 63,372	$ (132,167)	$ (68,293)

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

On January 7, 2010, the Company amended its Articles of Incorporation to change the name of Green Bikes Rental Corporation to Affinity Mediaworks Corp., to increase the authorized share capital of the Company to 200,000,000 and to affect a 20 for 1 forward-split of the Company’s issued and outstanding common shares.

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of January 31, 2010 and 2009, there were no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company complies with FASB pronouncements for its characterization of the Company as development stage.

FAIR VALUE MEASUREMENTS

The Company adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosure,” at inception. ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. FASB ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FASB ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

·	Level 1. Observable inputs such as quoted market prices in active markets.

·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the year ended December 31, 2009, there were no applicable items on which the fair value option was elected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles ,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In September 2006, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures ,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FASB ASC Topic 820 that were unaffected by the delay in 2008.  The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 5,  Fair Value of Financial Instruments , for these additional disclosures.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 825 on April 1, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 5,  Fair Value of Financial Instruments , for these additional disclosures.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 12 for this additional disclosure.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception, the Company has accumulated losses aggregating to $132,167 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2010, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended January 31, 2010 the Company recognized a total of $6,000 for donated services provided by the President and Director of the Company.

A director loaned $3,405 to the Company during the period ended January 31, 2009, which is unsecured, non interest bearing, with no specific terms of repayment. The amount is outstanding at January 31, 2010. Imputed interest in the amount of $272 is included as an increase to additional paid in capital.

NOTE 4 - COMMON STOCK

The Company issued 100,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company.  In addition, 10,166,000 shares of common stock was issued to the public on May 15, 2008 for $50,830.

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

NOTE 5 -	FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,”as of April 1, 2009, to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

·	Level 1. Observable inputs such as quoted market prices in active markets.

·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of December 31, 2009 or 2008, and as such, had no assets or liabilities that fell into the tiers described above.

NOTE 6 -	INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $132,167 at January 31, 2010. The significant components of the deferred tax asset as of January 31, 2010 and 2009 are as follows:

                   2010

   2009

              Net operating loss carryforwards          $ 44,937

$ 16,659

              Valuation allowance                              (44,937)

(16,659)

                                                                                 --------

    --------

              Net deferred tax asset                            $     --

$     --

                                                                           ========

========

NOTE 6 -	SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time the consolidated financial statements were issued on May 17, 2010.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.

As of January 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.

As of January 31, 2010, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

Name	Age	Position
Scott Cramer	41	President, Secretary, Treasurer and Director, CEO, CFO
Kirk Shaw	53	Director

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Director.  The directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities.  No annual meetings.

Scott Cramer.  Mr. Cramer worked as a financial planner from 1987 until 1997.  His functions included asset management, retirement planning and tax planning for his clients.  From 1997 until 2000, he trained financial planners on how to grow their practices and build relationships with their clients.  From 2000 until present, Mr. Cramer has developed investment products for projects that needed funding from the private and public equity sector.  He has helped fund projects from the forestry to the film industry, with projects related to Alliance Atlantis and Prospero Entertainment.  In addition, he is currently an executive producer on the film "Damage" featuring Stone Cold Steve Austin.  He is also executive producer on the films "Traces of Danger" and "Holiday Destination" which are currently in preproduction.  Mr. Cramer is not an officer or director of any other reporting company.

Kirk Shaw.  Mr. Shaw has over twenty-five years experience in the film and television industries.  He is currently the C.E.O. and President of the private company Insight Film Studios.  He has held these positions since Insight's inception in 1990.  Throughout his career he has worked directly on over 80 Movies of the Week, eight theatrical features, four dramatic series and five documentary series.  Among Mr. Shaw's most recent film credits are, "Battle in Seattle", with Charlize Theron, "While She Was Out", with Kim Basinger and "Blonde and Blonder", with Pamela Anderson.  Mr. Shaw also has three television series premiering on US networks in primetime this year, "Painkiller Jane," "Blood Ties" and "The Two Coreys".  Mr. Shaw is not an officer or director of any other reporting company.

Board of Directors and Director Nominees

We do not have a nominating committee of the Board, since the Board as a whole selects individuals to stand for election as members.  Since the Board does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of the security holders.

If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

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

Significant Employees

Other than our sole officer and directors, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a).  As we do not have any securities registered under Section 12 of the Securities Exchange Act of 1934, none of our Reporting Persons are required to file reports of ownership and changes in ownership with the SEC.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11.  Executive Compensation.

The following table sets forth, as of January 31, 2010, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last two completed fiscal years.  No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table (1)
Name and Principal Position	Year	Salary ($)	Total ($)
Scott Cramer (2)	2009	0	0
	2010	0	0
Kirk Shaw (3)	2009	0	0
	2010	0	0
(1)	Pursuant to Item 402(a)(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.
(2)	Scott Cramer is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a Director
(3)	Kirk Shaw is our Director

We have made no grants of stock options or stock appreciation rights from December 17, 2007 (inception) to January 31, 2010.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended January 31, 2010.

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

Change of Control

As of May 17, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions.  The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Compensation Committee Report

Our Chief Financial Officer and Chief Executive Officer has reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item.  She has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 31, 2010 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group.

Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Scott Cramer (3) 455 Route 306 Suite M#2922 Monsey, New York 10952	Common Shares	0	0
Kirk Shaw (4) 455 Route 306 Suite M#2922 Monsey, New York 10952	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	0	0
Yulia Nesterchuk Zivova Street #26 Suite #8 Ternopil, Ukraine	Common Shares	40,000,000	79.7

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.  The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 50,166,000 issued and outstanding shares of common stock as of May 17, 2010.

(3)

Scott Cramer is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a Director

(4)

Kirk Shaw is our director.

Item 13.  Certain Relationships and Related Transactions.

During the year ended January 31, 2010, we had not entered into any transactions with our sole officer and director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended January 31, 2010 and 2009, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended January 31, 2009	Year Ended January 31, 2010
Audit fees	$5,700	$5,700
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$5,700	$5,700

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended January 31, 2010.

Item 15.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY MEDIAWORKS CORP. By: /s/ Scott Cramer
Date: May 17, 2010	Scott Cramer President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	D ate

/ s/ Scott Cramer	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	May 17, 2010
Scott Cramer