Form 10-Q
period 2010-04-30
AFFINITY MEDIAWORKS CORP
filed 2010-06-21
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission file number 333-150548

AFFINITY MEDIAWORKS CORP.
(Exact name of registrant as specified in its charter)

Nevada	75-3265854
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

455 Route 306, Suite M#2922 Monsey, New York 10952

(Address of principal executive offices)

(206) 426-5044

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☑     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 18, 2010 the registrant had 50,166,000 shares of common stock outstanding.

FINANCIAL STATEMENTS

Affinity Mediaworks Corp.

(Formerly Green Bikes Rental Corporation)

April 30, 2010

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Balance Sheet

As of April 30, 2010 and January 31, 2010

(unaudited)

	April 30, 2010	January 31, 2010
ASSETS

Current Assets

Cash	$ 0	$ 1,049

Total Assets	$ 0	$ 1,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$ 95,777	$ 65,937
Due to related parties	3,405	3,405
	99,182	69,342

Stockholders’ Deficit

Preferred stock, 75,000,000 shares authorized, $.00001 par value, none issued and outstanding	-	-

Common stock, 75,000,000 shares authorized, $.00001 par value, 50,166,000 shares issued and outstanding	502	502

Additional paid-in capital	64,923	63,372

Deficit accumulated during the development stage	(164,607)	(132,167)

Total Stockholders’ Deficit	(99,182)	(68,293)

Total Liabilities and Stockholders’ Deficit	$ 0	$ 1,049

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Operations

For the Three Months Ended April 30, 2010 and 2009 and from

December 17, 2007 (Inception) Through April 30, 2010

(unaudited)

	For the Three Months Ended	For the Three Months Ended	December 17, 2007 (inception) through
	April 30, 2010	April 30, 2009	April 30, 2010
Operating Expenses

Consulting services	$ 750	$ 750	$ 7,000
General and administrative	-	584	13,041
Rent	750	750	7,000
Legal and accounting	940	9,202	46,082
Interest Expense	-	68	544
Management Fees	30,000	-	80,000

Total Expenses	32,440	11,354	153,667

Net Loss	$ (32,440)	$ (11,354)	$ (153,667)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	50,166,000	50,166,000

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Cash Flows

For the Three Months Ended April 30, 2010 and 2009 and from

December 17, 2007 (Inception) Through April 30, 2010

(unaudited)

	For the Three Months Ended	For the Three Months Ended	December 17, 2007 (inception) through
	April 30, 2010	April 30, 2009	April 30, 2010
	$	$	$
Operating Activities

Net loss	(32,440)	(11,354)	(153,667)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated Capital consulting services and rent expense	1,551	1,551	14,051
Imputed interest on shareholder advance	-	68	544

Changes in operating assets and liabilities		(4,126)

Increase (Decrease) in accounts payable	29,840		84,837

Net Cash (Used in) Operating Activities	(1,049)	(13,912)	(54,235)

Financing Activities

Proceeds from the sale of common stock	-	-	50,830
Advance from related party	-	-	3,405

Net Cash Provided by Financing Activities	-	-	54,235

Increase (decrease) in Cash	(1,049)	(13,912)	-

Cash – Beginning of Period	1,049	(16,135)	-

Cash – End of Period	-	2,223	-

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period from December 17, 2007 (Inception)

Through April 30, 2010

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 17, 2007	-	$ -	$ -	$ –	$ -
Issuance of founder’s shares	100,000,000	1,000	(1,000)	–	-
Donated services	-	-	500	–	500
Net loss	–	-	-	(905)	(905)
Balances at January 31, 2008	100,000,000	$ 1,000	$ (500)	$ (905)	$ (405)
Issuance of founder’s shares	10,155,000	102	50,825	–	50,830
Donated services	-	-	6,000	–	6,000
Imputed interest in shareholder advances	-	-	272		272
Shares returned	(60,000,000)	(600)	60	–	-
Net loss	–	-	-	(48,093)	(48,093)
Balances at January 31, 2009	50,166,000	$ 502	$ 57,100	$ (48,998)	$ 8,604
Donated services	-	-	6,000	–	6,000
Imputed interest in shareholder advances	-	-	272	-	272
Net loss	–	-	-	(83,169)	(83,169)
Balances at January 31, 2010	50,166,000	$ 502	$ 63,372	$ (132,167)	$ (68,293)
Donated services	-	-	1,551	–	1,551

Net loss	–	-	-	(32,440)	(32,440)
Balances at April 30, 2010	50,166,000	$ 502	$ 64,923	$ (164,607)	$ (99,182)

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

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception, the Company has accumulated losses aggregating to $164,607 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2010, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2010 the Company recognized a total of $1,551 for donated services provided by the President and Director of the Company.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of April 30, 2010 we had cash of $nil.   Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

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

In addition, we have entered into an agreement with Briton Ventures of the United Kingdom to produce 12 pictures with a budget cap of $10 million USD per project.  Briton Ventures will provide up to 50% of the budgets and we will provide the other 50% funding through bankable tax credits and distribution contracts .

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

Results of Operations for the three months ended April 30, 2010 compared to the three months ended April 30, 2009 and from December 17, 2007 (Date of Inception) to April 30, 2010.

Lack of Revenues

We are a development stage company with limited operations since our inception on December 17, 2007 to April 30, 2010.  We have not generated any revenues.  As of April 30, 2010, we have an accumulated deficit of $164,607. A t this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $32,440 for the three months ended April 30, 2010, compared to a net loss of $11,354 for the same period in 2009.  From inception on December 17, 2007 to April 30, 2010, we have incurred a net loss of $153,667.  Our basic and diluted loss per share was $0.00 for the three months ended April 30, 2010, and $0.00 for the same period in 2009.

Expenses

Our total operating expenses increased from $11,354 to $32,440 for the three months ended April 30, 2010 compared to the same period in 2009.  This increase in expenses is mostly due to higher management fees.  Since our inception on December 17, 2007 to April 30, 2010, we have incurred total operating expenses of $153,67.

Our consulting fees remained unchanged at $750 for the three months ended April 30, 2010 compared to the same period in 2009.  Since our inception on December 17, 2007 until April 30, 2010 we have spent $7,000 on consulting fees.

Our rent expense remained unchanged at $750 for the three months ended April 30, 2010 compared to the same period in 2009.  Since our inception on December 17, 2007 until April 30, 2010 we have spent $7,000 on rent.

Our management fees increased from $nil to $30,000 for the three months ended April 30, 2010 compared to the same period in 2009.  This increase in expenses is due to the fact that we resumed paying fees to our management.  Since our inception on December 17, 2007 until April 30, 2010 we have spent $80,000 on management fees

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $584 from $584 to $nil for the three months ended April 30, 2010 compared to the same period in 2009.  Since our inception on December 17, 2007 until April 30, 2010 we have spent $13,041 on general and administrative expenses.

Our legal and accounting fees decreased by $8,262 to $940 for the three months ended April 30, 2010 from $9,202 for the same period in 2009, mainly due to decreased legal and auditing services provided in the three month periods ended April 30, 2010. Since our inception on December 17, 2007 until April 30, 2010 we have spent $46,082 on legal and accounting expenses.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

Changes In Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended April 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Mediaworks Corp.

Date: June 21, 2010	By: /s/ Scott Cramer
Scott Cramer
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director