Form 10-Q
period 2010-07-31
AFFINITY MEDIAWORKS CORP
filed 2010-09-21
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 20, 2010 the registrant had 50,166,000 shares of common stock outstanding.

FINANCIAL STATEMENTS

Affinity Mediaworks Corp.

(Formerly Green Bikes Rental Corporation)

July 31, 2010

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Balance Sheet

As of July 31, 2010 and January 31, 2010

(unaudited)

	July 31, 2010	January 31, 2010
ASSETS

Current Assets

Cash	$ 75	$ 1,049
Note Receivable	338,000	-

Total Assets	$ 338,075	$ 1,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$ 5,777	$ 5,937
Accrued Management Fees	120,000	60,000
Due to related parties	3,405	3,405
	129,182	69,342

Stockholders’ Deficit

Preferred stock, 75,000,000 shares authorized, $.00001 par value, none issued and outstanding	-	-

Common stock, 75,000,000 shares authorized, $.00001 par value, 50,166,000 shares issued and outstanding	502	502
Stock Payable	608,400	-

Additional paid-in capital	66,523	63,372

Deficit accumulated during the development stage	(466,532)	(132,167)

Total Stockholders’ Deficit	208,893	(68,293)

Total Liabilities and Stockholders’ Deficit	$ 338,075	$ 1,049

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statement of Operations

For the Three and Six Month Ended July 31, 2010 and 2009 and from

December 17, 2007 (Inception) Through July 31, 2010

(unaudited)

	For the Three Month Ended	For the Three Month Ended	For the Six Month Ended	For the Six Month Ended	December 17, 2007 (inception) through
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009	July 31, 2010
Operating Expenses

Consulting services	$ 750	$ 750	$ 1,500	$ 1,500	$ 7,750
General and administrative	25	268	25	852	13,066
Rent	750	750	1,500	1,500	7,750
Legal and accounting	-	800	940	10,002	47,023
Interest Expense	-	68	-	136	544
Management Fees	30,000	-	60,000	-	120,000
Loss on Acquisition of Note Receivable	270,400	-	270,400	-	270,400

Total Expenses	301,925	2,636	334,365	13,990	804,532

Net Loss	$ (301,925)	$ (2,636)	$ (334,365)	$ (13,990)	$ (804,532)

Net Loss Per Common Share – Basic and Diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	50,166,000	50,166,000

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statement of Cash Flows

For the Six Month Ended July 31, 2010 and 2009 and from

December 17, 2007 (Inception) Through July 31, 2010

(unaudited)

	For the Six Month Ended	For the Six Month Ended	December 17, 2007 (inception) through
	July 31, 2010	July 31, 2009	July 31, 2010
	$	$	$
Operating Activities

Net loss	(334,365)	(13,990)	(804,532)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated Capital consulting services and rent expense	3,151	3,000	15,501
Imputed interest on shareholder advance	-	136	544
Loss on Acquisition of Note Receivable	270,400	-	270,400

Changes in operating assets and liabilities

Increase (Decrease) in accounts payable		(4,126)	467,332
	(974)
Net Cash Provided by (Used in) Operating Activities		(14,980)	(50,755)

Financing Activities
	-
Proceeds from the sale of common stock	-	-	50,830
Advance from related party		-	-
	-
Net Cash Provided by Financing Activities		-	50,830
	(974)
Increase (decrease) in Cash		(14,980)	75
	1,049
Cash – Beginning of Period		16,135	-
	75
Cash – End of Period		1,155	75

Supplemental Disclosures:
	–
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Activities:

Issuance of stock for note receivable	608,400	–	608,400

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period from December 17, 2007 (Inception)

Through July 31, 2010

(unaudited)

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total
Balances at December 17, 2007	-	$ -	$ -	$ –	$ –	$ -
Issuance of founder’s shares	100,000,000	1,000	(1,000)	–	–	-
Donated services	-	-	500	–	–	500
Net loss	–	-	-	–	(905)	(905)
Balances at January 31, 2008	100,000,000	$1,000	$ (500)	$ -	$ (905)	$ (405)
Issuance of founder’s shares	10,155,000	102	50,825	–	–	50,830
Donated services	-	-	6,000	–	–	6,000
Imputed interest in shareholder advances	-	-	272			272
Shares returned	(60,000,000)	(600)	60	–	–	-
Net loss	–	-	-	–	(48,093)	(48,093)
Balances at January 31, 2009	50,166,000	$ 502	$ 57,100	$ -	$ (48,998)	$ 8,604
Donated services	-	-	6,000	–	–	6,000
Imputed interest in shareholder advances	-	-	272	-	-	272
Net loss	–	-	-	-	(83,169)	(83,169)
Balances at January 31, 2010	50,166,000	$ 502	$ 63,372	$ -	$ (132,167)	$ (68,293)
Donated services	-	-	3,151	–	–	3,151
Stock Payable for Note Receivable	-	-	-	608,400	-	608,400
Net loss	–	-	-	-	(334,365)	(334,365)
Balances at July 31, 2010	50,166,000	$ 502	$ 66,523	$ 608,400	$ (466,532)	$ (208,893)

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

NOTE 2 - GOING CONCERN

Green Bikes' financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception, the Company has accumulated losses aggregating to $804,532 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2010, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three month ended July 31, 2010 the Company recognized a total of $1,600 for donated services provided by the President and Director of the Company.

NOTE 4 - COMMON STOCK

Green Bikes issued 5,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company.  In addition, 508,300 shares of common stock was issued to the public on May 15, 2008 for $50,830.

NOTE 5 – NOTE RECEIVABLE

A note receivable for $338,000 was assigned to Affinity Mediaworks Corp in exchange for issuing a common stock for the note at $0.10 per share for the total amount of $608,400 resulting in a loss on acquisition of $207,400.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of July 31, 2010 we had cash of $75.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

We intend to become involved in the development, finance, sales, acquisition, distribution and marketing of high quality intellectual property devoted for the entertainment and leisure markets, through films under budgets from $4 to $8 million.  We believe that our product line will represent a timely opportunity with the potential for fast acceptance in the international marketplace.

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

Results of Operations for the three months ended July 31, 2010 and from December 17, 2007 (Date of Inception) to July 31, 2010.

Lack of Revenues

We are a development stage company with limited operations since our inception on December 17, 2007 to July 31, 2010.  We have not generated any revenues.  As of July 31, 2010, we have an accumulated deficit of $466,532.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $301,925 for the three months ended July 31, 2010, compared to a net loss of $2,636 for the same period in 2009.  From inception on December 17, 2007 to July 31, 2010, we have incurred a net loss of $804,532.  Our basic and diluted loss per share was $0.01 for the three months ended July 31, 2010, and $0.00 for the same period in 2009.

Expenses

Our total operating expenses increased from $2,636 to $301,925 for the three months ended July 31, 2010 compared to the same period in 2009.  This increase in expenses is mostly due to higher management fees and a loss on acquisition of note receivable.  Since our inception on December 17, 2007 to July 31, 2010, we have incurred total operating expenses of $804,532.

Our consulting fees remained unchanged at $750 for the three months ended July 31, 2010 compared to the same period in 2009.  Since our inception on December 17, 2007 until July 31, 2010 we have spent $7,750 on consulting fees.

Our rent expense remained unchanged at $750 for the three months ended July 31, 2010 compared to the same period in 2009.  Since our inception on December 17, 2007 until July 31, 2010 we have spent $7,750 on rent.

Our management fees increased from $nil to $30,000 for the three months ended July 31, 2010 compared to the same period in 2009.  This increase in expenses is due to the fact that we resumed paying fees to our management.  Since our inception on December 17, 2007 until July 31, 2010 we have spent $120,000 on management fees

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $243 from $268 to $25 for the three months ended July 31, 2010 compared to the same period in 2009.  Since our inception on December 17, 2007 until July 31, 2010 we have spent $13,066 on general and administrative expenses.

Our legal and accounting fees decreased by $800 to $nil for the three months ended July 31, 2010 from $800 for the same period in 2009, mainly due to decreased legal and auditing services provided in the three month periods ended July 31, 2010.  Since our inception on December 17, 2007 until July 31, 2010 we have spent $47,023 on legal and accounting expenses.

Results of Operations for the six months ended July 31, 2010

Lack of Revenues

We have not generated any revenues as of July 31, 2010.

Net Loss

We incurred a net loss of $334,365 for the six months ended July 31, 2010, compared to a net loss of $13,990 for the same period in 2009.  Our basic and diluted loss per share was $0.01 for the six months ended July 31, 2010, and $0.00 for the same period in 2009.

Expenses

Our total operating expenses increased from $13,990 to $334,365 for the six months ended July 31, 2010 compared to the same period in 2009.  This increase in expenses is mostly due to higher management fees and a loss on acquisition of note receivable.

Our consulting fees remained unchanged at $1,500 for the six months ended July 31, 2010 compared to the same period in 2009.

Our rent expense remained unchanged at $1,500 for the six months ended July 31, 2010 compared to the same period in 2009.

Our management fees increased from $nil to $60,000 for the six months ended July 31, 2010 compared to the same period in 2009.  This increase in expenses is due to the fact that we resumed paying fees to our management.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $827 from $852 to $25 for the six months ended July 31, 2010 compared to the same period in 2009.

Our legal and accounting fees decreased by $9,062 to $940 for the six months ended July 31, 2010 from $10,002 for the same period in 2009, mainly due to decreased legal and auditing services provided in the six month periods ended July 31, 2010.

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

Changes In Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended July 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

Affinity Mediaworks Corp.

Date: September 21, 2010	By: /s/ Scott Cramer
Scott Cramer
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director