Form 10-Q
period 2010-10-31
AFFINITY MEDIAWORKS CORP
filed 2010-12-20
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission file number 333-150548

AFFINITY MEDIAWORKS CORP.
(formerly Green Bikes Rental Corporation)

(Exact name of registrant as specified in its charter)

Nevada	7350	75-3265854
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2010 the registrant had 50,166,000 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AFFINITY MEDIAWORKS CORP.

(Formerly Green Bikes Rental Corporation)

October 31, 2010

AFFINITY MEDIAWORKS CORP.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Balance Sheets

As of October 31, 2010 and January 31, 2010

(unaudited)

	October 31, 2010	January 31, 2010
ASSETS

Current Assets

Cash	$ 17	$ 1,049
Note Receivable	338,000	-
Interest Receivable	5,633	-

Total Assets	$ 343,650	$ 1,049

LIABILITIES AND STOCKHOLDERS’ DEFECIT

Current Liabilities

Accounts payable	$ 8,682	$ 5,937
Accrued Management Fees	150,000	60,000
Due to related parties	4,250	3,405
	162,932	69,342

Stockholders’ Deficit

Preferred stock, 75,000,000 shares authorized, $.00001 par value, none issued and outstanding	-	-

Common stock, 75,000,000 shares authorized, $.00001 par value, 50,166,000 shares issued and outstanding	502	502
Stock Payable	608,400	-

Additional paid-in capital	68,023	63,372

Deficit accumulated during the development stage	(496,207)	(132,167)

Total Stockholders’ Deficit	180,718	(68,293)

Total Liabilities and Stockholders’ Deficit	$ 343,650	$ 1,049

See the accompanying summary of accounting policies and notes to the financial statements.

AFFINITY MEDIAWORKS CORP.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Operations

For the Three and Nine Months Ended October 31, 2010, and 2009 and from

December 17, 2007 (Inception) Through October 31, 2010

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	December 17, 2007 (inception) through
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009	October, 2010
Operating Expenses

Consulting services	$ 750	$ 750	$ 2,250	$ 2,250	$ 8,500
General and administrative	58	68	83	870	13,123
Rent	750	750	2,250	2,250	8,500
Legal and accounting	3,750	-	4,690	10,002	50,773
Interest Expense	-	18	-	204	544
Management Fees	30,000	-	90,000	-	150,000
Loss on Acquisition of Note Receivable	-	-	270,400	-	270,400

Total Expenses	35,308	1,586	369,673	15,576	501,840

Interest Income	(5,633)	-	(5,633)	-	(5,633)

Net Loss	$ (29,675)	$ (1,586)	$ (364,040)	$ (15,576)	$ (496,207)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	50,166,000	50,166,000	50,166,000	50,166,000

See the accompanying summary of accounting policies and notes to the financial statements.

AFFINITY MEDIAWORKS CORP.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Cash Flows

For the Nine Months Ended October 31, 2010 and 2009 and from

December 17, 2007 (Inception) Through October 31, 2010

(unaudited)

	For the Nine Months Ended	For the Nine Months Ended	December 17, 2007 (inception) through
	October 31, 2010	October 31, 2009	October 31, 2010
	$	$	$
Operating Activities

Net loss	(364,040)	(15,576)	(496,207)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated Capital consulting services and rent expense	4,651	4,636	17,151
Imputed interest on shareholder advance	-	68	544
Loss on Acquisition of Note Receivable	270,400	-	270,400

Changes in operating assets and liabilities

Increase (Decrease) in accounts payable	93,590	(4,126)	162,932
Interest receivable	(5,633)	-	(5,633)

Net Cash Provided by (Used in) Operating Activities	(1,032)	(14,998)	(50,813)

Financing Activities

Proceeds from the sale of common stock	-	-	50,830
Advance from related party	-	-	-

Net Cash Provided by Financing Activities	-	-	50,830

Increase (decrease) in Cash	(1,032)	(14,998)	17

Cash – Beginning of Period	1,049	16,135	-

Cash – End of Period	17	1,137	17

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–
Non-Cash Activities:
Issuance of stock for note receivable	608,400	–	608,400

See the accompanying summary of accounting policies and notes to the financial statements.

AFFINITY MEDIAWORKS CORP.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period from December 17, 2007 (Inception)

Through October 31, 2010

(unaudited)

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total
Balances at December 17, 2007	-	$ -	$ -	$ -	$ -	$ -
Issuance of founder’s shares	100,000,000	1,000	(1,000)	-	-	-
Donated services	-	-	500	-	-	500
Net loss	-	-	-	-	(905)	(905)
Balances at January 31, 2008	100,000,000	$ 1,000	$ (500)	$ -	$ (905)	$ (405)
Issuance of founder’s shares	10,155,000	102	50,825	-	-	50,830
Donated services	-	-	6,000	-	-	6,000
Imputed interest in shareholder advances	-	-	272			272
Shares returned	(60,000,000)	(600)	60	-	-	-
Net loss	-	-	-	-	(48,093)	(48,093)
Balances at January 31, 2009	50,166,000	$ 502	$ 57,100	$ -	$ (48,998)	$ 8,604
Donated services	-	-	6,000	-	-	6,000
Imputed interest in shareholder advances	-	-	272	-	-	272
Net loss	-	-	-	-	(83,169)	(83,169)
Balances at January 31, 2010	50,166,000	$ 502	$ 63,372	$ -	$ (132,167)	$ (68,293)
Donated services	-	-	4,651	-	-	4,651
Stock Payable for Note Receivable	-	-	-	608,400	-	608,400
Net loss	-	-	-	-	(364,040)	(364,040)
Balances at October 31, 2010	50,166,000	$ 502	$ 68,023	$ 608,400	$ (496,207)	$ 180,718

See the accompanying summary of accounting policies and notes to the financial statements.

AFFINITY MEDIAWORKS CORP.

(formerly Green Bikes Rental Corporation)

 (A Development Stage Company)

Notes to the Financial Statements

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Affinity Mediaworks Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Affinity’s audited 2009 annual financial statements and notes thereto filed with the SEC on form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented havebeen reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure required in Affinity’s 2009 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Affinity Mediaworks' financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception, the Company has accumulated losses aggregating to $496,207 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2010, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2010 the Company recognized a total of $1,500 for donated services provided by the President and Director of the Company.

NOTE 4 - COMMON STOCK

Affinity Mediaworks' issued 5,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company.  In addition, 508,300 shares of common stock were issued to the public on May 15, 2008 for $50,830.

NOTE 5 – NOTES RECEIVABLE

As of October 31, 2010, the Company had note receivable of $338,000 and related interest receivable of $5,633.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of October 31, 2010 we had cash of $17.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

We intend to become involved in the development, finance, sales, acquisition, distribution and marketing of high quality intellectual property devoted for the entertainment and leisure markets, through films under budgets from $4 to $8 million.  We believe that our product line will represent a timely opportunity with the potential for fast acceptance in the international marketplace.

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

Results of Operations for the three months ended October 31, 2010 and from December 17, 2007 (Date of Inception) to October 31, 2010.

Lack of Revenues

We are a development stage company with limited operations since our inception on December 17, 2007 to October 31, 2010.  We have not generated any revenues.  As of October 31, 2010, we have an accumulated deficit of $496,207.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $29,675 for the three months ended October 31, 2010, compared to a net loss of $1,586 for the same period in 2009.  From inception on December 17, 2007 to October 31, 2010, we have incurred a net loss of $496,207.  Our basic and diluted loss per share was $0.00 for the three months ended October 31, 2010, and $0.00 for the same period in 2009.

Expenses

Our total operating expenses increased from $1,586 to $35,308 for the three months ended October 31, 2010 compared to the same period in 2009.  This increase in expenses is mostly due to higher management and legal and accounting fees.  Since our inception on December 17, 2007 to October 31, 2010, we have incurred total operating expenses of $501,840.

Our consulting fees remained unchanged at $750 for the three months ended October 31, 2010 compared to the same period in 2009.  Since our inception on December 17, 2007 until October 31, 2010 we have spent $8,500 on consulting fees.

Our rent expense remained unchanged at $750 for the three months ended October 31, 2010 compared to the same period in 2009.  Since our inception on December 17, 2007 until October 31, 2010 we have spent $8,500 on rent.

Our management fees increased from $nil to $30,000 for the three months ended October 31, 2010 compared to the same period in 2009.  This increase in expenses is due to the fact that we resumed paying fees to our management.  Since our inception on December 17, 2007 until October 31, 2010 we have spent $150,000 on management fees

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $10 from $68 to $58 for the three months ended October 31, 2010 compared to the same period in 2009.  Since our inception on December 17, 2007 until October 31, 2010 we have spent $13,123 on general and administrative expenses.

Our legal and accounting fees increased by $3,750 from $nil for the three months ended October 31, 2009 to $3,750 for the same period in 2010, mainly due to increased legal and auditing services provided in the three month period ended October 31, 2010.  Since our inception on December 17, 2007 until October 31, 2010 we have spent $50,773 on legal and accounting expenses.

Results of Operations for the nine months ended October 31, 2010

Lack of Revenues

We have not generated any revenues as of October 31, 2010.

Net Loss

We incurred a net loss of $364,040 for the nine months ended October 31, 2010, compared to a net loss of $15,576 for the same period in 2009.  Our basic and diluted loss per share was $0.01 for the nine months ended October 31, 2010, and $0.00 for the same period in 2009.

Expenses

Our total operating expenses increased from $15,576 to $369,673 for the nine months ended October 31, 2010 compared to the same period in 2009.  This increase in expenses is mostly due to higher management fees and a loss on acquisition of note receivable.

Our consulting fees remained unchanged at $2,250 for the nine months ended October 31, 2010 compared to the same period in 2009.

Our rent expense remained unchanged at $2,250 for the nine months ended October 31, 2010 compared to the same period in 2009.

Our management fees increased from $nil to $90,000 for the nine months ended October 31, 2010 compared to the same period in 2009.  This increase in expenses is due to the fact that we resumed paying fees to our management.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $787 from $870 to $83 for the nine months ended October 31, 2010 compared to the same period in 2009.

Our legal and accounting fees decreased by $5,312 to $4,690 for the nine months ended October 31, 2010 from $10,002 for the same period in 2009, mainly due to decreased legal and auditing services provided in the nine month periods ended October 31, 2010.

Our net cash used in operating activities decreased by $13,966 to $1,032 for the nine months ended October 31, 2010 from $14,998 for the same period in 2009, mainly due to increased accounts payable an loss on acquistion of note receivable.

Our net cash at end of period decreased by $1,120 to $17 for the nine months ended October 31, 2010 from $1,137 for the same period in 2009.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended October 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Affinity Mediaworks Corp.

Date: December 20, 2010	By: /s/ Scott Cramer
Scott Cramer
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director