Form 10-K
period 2011-01-31
AFFINITY MEDIAWORKS CORP
filed 2011-05-20
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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

As of June 30, 2010, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $1,829,880 (based on a closing price of $0.18 per share).

Number of shares of the issuer’s common stock, $0.00001 par value, outstanding as of May 12, 2011: 50,355,969 shares

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

Research and Development

We have not spent any amounts on research and development activities during the year ended January 31, 2011.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Intellectual Property

As of January 31, 2011 we did not own any intellectual property.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Equity Securities and Other Shareholder Matters.

Market Information

On October 17, 2008, our shares began trading on FINRA’s Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “GBKR.”  There has been minimal trading activity to date with no trading during our last fiscal year.  On January 30, 2009 our symbol was changed to “AFFW” to reflect our name change.  There is a limited public market for our common stock.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending January 31, 2011	HIGH	LOW
Quarter Ending April 30, 2010	$0.33	$0.13
Quarter Ending July 31, 2010	$0.35	$0.08
Quarter Ending October 31, 2010	$0.29	$0.10
Quarter Ending January 31, 2011	$0.21	$0.04

Fiscal Year Ending January 31, 2010	HIGH	LOW
Quarter Ending April 30, 2009	$0.51	$0.01
Quarter Ending July 31, 2009	$0.63	$0.082
Quarter Ending October 31, 2009	$0.29	$0.067
Quarter Ending January 31, 2010	$0.32	$0.099

Holders

As of May 12, 2011, we had approximately 47 shareholders of record and 50,355,969 outstanding shares of common stock.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by Us and our Affiliated Purchases

As of January 31, 2011 we had not repurchased any of our common stock, and we have not publicly announced any repurchase plans or programs

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

Liquidity and Capital Resources

As of January 31, 2011, we had cash of $9 in our bank accounts and a working capital deficit of $195,374 compared to $1,049 in cash and working capital deficit of $68,293 as of January 31, 2010.  As of January 31, 2011, we had total assets of $9 and total liabilities of $195,383.  As of January 31, 2011 we have accumulated a deficit of $904,895.

From December 17, 2007 (date of inception) to January 31, 2011, we raised net proceeds of $50,830 in cash from the issuance of common stock.  $nil was raised during the year ended January 31, 2011 and $nil was raised during the year ended January 31, 2010.

We used net cash of $1,885 in operating activities for the year ended January 31, 2011 compared to $15,086 for the year ended January 31, 2010.

During the year ended January 31, 2011 our monthly cash requirement was approximately $157, compared to approximately $1,257 for the year ended January 31, 2010.  We expect to require a total of approximately $7,500,000 to fully carry out our business plan over the next twelve months beginning June 2011 as set out in this table:

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

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on December 17, 2007 to January 31, 2011.  As of January 31, 2011, we had an accumulated deficit of $904,895.  We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business.  We anticipate that our business will incur substantial losses in the next two years.

At this time, our ability to generate any revenues continues to be uncertain.  The auditor's report on our audited financial statements on January 31, 2011 and 2010 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From December 17, 2007 (date of inception) to January 31, 2011, our total expenses were $904,895.  The major components of our total expenses since inception to January 31, 2011 consist of: $57,723 for legal and accounting fees, $180,000 from management fees, $608,400 on loss on acquisition of note receivable, $13,132 for general and administrative, $35,846 for consulting services, $9,250 for rent and $544 for interest expense.

Our total expenses increased by $689,559 to $772,728 for the year ended January 31, 2011 from $83,169 for the year ended January 31, 2010.  The increase in total expenses was mainly due to an increase in loss on acquisition of note receivable.

Our accounting and legal fees decreased by $1,355 to $11,641 for the year ended January 31, 2011 from $12,996 for the year ended January 31, 2010, our general and administrative expenses decreased by $3,810 to $91 for the year ended January 31, 2011 from $3,901 for the year ended January 31, 2010, our consulting fees changed to $29,596 for the year ended January 31, 2011 and $3,000 from the year ended January 31, 2010, our rent costs remained constant at $3,000 for the year ended January 31, 2011 and January 31, 2010, our interest costs decreased by $272 to $nil for the year ended January 31, 2011 from $272 for the year ended January 31, 2010 and our management fees increased to $120,000 for the year ended January 31, 2011 from $60,000 for the year ended January 31, 2010.  We also incurred $608,400 on loss on acquisition of note receivable for the year ended January 31, 2011 compared to $nil for the year ended January 31, 2010.

Net Loss

For the year ended January 31, 2011 we incurred net loss of $772,728 compared to $83,169 for the year ended January 31, 2010.  From December 17, 2007 (date of inception) to January 31, 2011, we incurred an aggregate net loss of $904,895.  The net loss was primarily due to operating expenses related to accounting, audit, and legal fees as well as general and administrative expenses.  We incurred net loss of $0.02 per share for the year ended January 31, 2011 and a net loss of $0.00 per share for the year ended January 31, 2010.

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

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year.  The per share amounts include the dilutive effect of common stock equivalents in years with net income.  Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements.

FINANCIAL STATEMENTS

Affinity Mediaworks Corp.

(Formerly Green Bikes Rental Corporation)

January 31, 2011

Index

Balance Sheets as of January 31, 2011 and 2010

F-1

Statements of Operations for the year ended January 31, 2011 and 2010 and from December 17, 2007

(inception) through January 31, 2011

F-2

Statements of Cash Flows for the year ended January 31, 2011 and 2010 and from December 17, 2007

(inception) through January 31, 2011

F-3

Statement of Changes in Stockholders’ Deficit from December 17, 2007 (inception)

through January 31, 2011

F-4

Notes to the Unaudited Financial Statements

F-5 – F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

We have audited the accompanying balance sheets of Affinity Mediaworks Corp. (formerly Green Bikes Rental Corporation) (a development stage company) as of January 31, 2011 and 2010, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then  ended and for the period from December 17, 2007 (inception) through January 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affinity Mediaworks Corp. as of January 31, 2011 and 2010, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

May 20, 2011

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Balance Sheet

As of January 31, 2011 and January 31, 2010

	January 31, 2011	January 31, 2010

ASSETS

Current Assets

Cash	$ 9	$ 1,049

Total Assets	$ 9	$ 1,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$ 11,133	$ 5,937
Accrued Management Fees	180,000	60,000
Due to related parties	4,250	3,405
	195,383	69,342

Stockholders’ Deficit

Preferred stock, 75,000,000 shares authorized, $.00001 par value, none issued and outstanding	-	-

Common stock, 75,000,000 shares authorized, $.00001 par value, 50,355,969 and 50,166,000 shares issued and outstanding as of January 1, 2011 and 2010 respectively	504	502
Stock Payable	608,400	-

Additional paid-in capital	100,617	63,372

Deficit accumulated during the development stage	(904,895)	(132,167)

Total Stockholders’ Deficit	(195,374)	(68,293)

Total Liabilities and Stockholders’ Deficit	$ 9	$ 1,049

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Operations

For the Years Ended January 31, 2011, and 2010 and from

December 17, 2007 (Inception) Through January 31, 2011

	For the Year Ended	For the Year Ended	December 17, 2007 (inception) through
	January 31,2011	January 31, 2010	January 31, 2011

Operating Expenses

Consulting services	$ 29,596	$ 3,000	$ 35,846
General and administrative	91	3,901	13,132
Rent	3,000	3,000	9,250
Legal and accounting	11,641	12,996	57,723
Interest Expense	-	272	544
Management Fees	120,000	60,000	180,000
Loss on Acquisition of Note Receivable	270,400	-	270,400
Loss on impairment of Note Receivable	338,000	-	338,000

Total Expenses	772,728	83,169	904,895

Net Loss	$ (772,728)	$ (83,169)	$ (904,895)

Net Loss Per Common Share – Basic and Diluted	$ (0.02)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	50,252,397	50,166,000

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended January 31, 2011, and 2010 and from

December 17, 2007 (Inception) Through January 31, 2011

	For the Year Ended	For the Year Ended	December 17, 2007 (inception) through
	January 31,2011	January 31,2010	January 31,2011

Operating Activities

Net loss	$ (772,728)	$ (83,169)	$ (904,895)

Adjustments to reconcile net loss to net cash used in operating activities: Shares issued for services	26,596		26,596

Donated Capital consulting services and rent expense	10,651	6,000	23,151
Imputed interest on shareholder advance	-	272	544
Loss on Acquisition of Note Receivable	270,400	-	270,400
Loss on impairment of Note Receivable	338,000	-	338,000
Changes in operating assets and liabilities

Increase (Decrease) in accounts payable	125,196	61,811	191,133

Net Cash Provided by (Used in) Operating Activities	(1,885)	(15,086)	(55,071)

Financing Activities

Proceeds from the sale of common stock	-	-	50,830
Advance from related party	845	-	4,250

Net Cash Provided by Financing Activities	845	-	55,080

Increase (decrease) in Cash	(1,040)	(15,086)	9

Cash – Beginning of Period	1,049	16,135	-

Cash – End of Period	9	1,049	9

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–
Non Cash Items: Stock Issued for Note Receivable	608,400	–	608,400

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period from December 17, 2007 (Inception)

Through January 31, 2011

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total

Balances at December 17, 2007	-	$ -	$ -	$ –	$ –	$ -
Issuance of founder’s shares	100,000,000	1,000	(1,000)	–	–	-
Donated services	-	-	500	–	–	500
Net loss	–	-	-	–	(905)	(905)
Balances at January 31, 2008	100,000,000	$ 1,000	$ (500)	$ -	$ (905)	$ (405)
Issuance of founder’s shares	10,155,000	102	50,825	–	–	50,830
Donated services	-	-	6,000	–	–	6,000
Imputed interest in shareholder advances	-	-	272			272
Shares returned	(60,000,000)	(600)	60	–	–	-
Net loss	–	-	-	–	(48,093)	(48,093)
Balances at January 31, 2009	50,166,000	$ 502	$ 57,100	$ -	$ (48,998)	$ 8,604
Donated services	-	-	6,000	–	–	6,000
Imputed interest in shareholder advances	-	-	272	-	-	272
Net loss	–	-	-	-	(83,169)	(83,169)
Balances at January 31, 2010	50,166,000	$ 502	$ 63,372	$ -	$ (132,167)	$ (68,293)
Donated services	-	-	10,651	–	–	10,651
Shares issued for services	189,969	2	26,594			26,596
Stock Payable for Note Receivable	-	-	-	608,400	-	608,400
Net loss	–	-	-	-	(772,728)	(772,728)
Balances at January 31, 2011	50,355,969	$ 504	$ 100,617	$ 608,400	$ (904,895)	$ 195,374

See the accompanying summary of accounting policies and notes to the financial statements

F-4

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

 (A Development Stage Company)

Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of January 31, 2011 and 2010, there were no cash equivalents.

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

•

Level 1.  Observable inputs such as quoted market prices in active markets.

•

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

•

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

F-7

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008.  FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date.  For the year ended January 31,2011, there were no applicable items on which the fair value option was elected.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year.  The per share amounts include the dilutive effect of common stock equivalents in years with net income.  Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP.  FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative.  These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period.  The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In September 2006, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years.  The Company adopted certain provisions of FASB ASC Topic 820 that were unaffected by the delay in 2008.  The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.  See Note 5, Fair Value of Financial Instruments, for these additional disclosures.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  Accordingly, the Company adopted these provisions of FASB ASC Topic 825 on April 1, 2009.  The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.  However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.  See Note 5, Fair Value of Financial Instruments, for these additional disclosures.

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

F-8

NOTE 2 - GOING CONCERN

Affinity Mediaworks' financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception, the Company has accumulated losses aggregating to $904,895 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2011 all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended January 31, 2011 and 2010 the Company recognized a total of $10,651 and $6,000 respectively, for donated services provided by the President and Director of the Company.

These amounts are recorded as an increase to additional paid-in capital.

During the year ended January 31, 2011 and 2010 the Company recorded $180,000 and $60,000, respectively, for accrued management fees due to the President of the Company for services rendered.

During the year ended January 31, 2011 and 2010 the Company recorded $4,250 and $3,405, respectively, due to the President for funds advanced to the Company.

During the year ended January 31, 2011 the Company agreed to issue 3,380,000 shares to a related party in exchange for an assigned note receivable of $338,000.  The shares were valued using the closing price of the Company’s common stock on the date of grant of $0.18 per share resulting in a loss on acquisition of $270,400.  The note receivable was subsequently written off due to the inability of the party to pay for the balance.

NOTE 4 - COMMON STOCK

Affinity Mediaworks issued 5,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company.  In addition, 508,300 shares of common stock was issued to the public on May 15, 2008 for $50,830.

As of January 31, 2011, the Company has a stock payable balance for $608,400 related to the note receivable of $338,000.  The note receivable was fully written off for $338,000 as the party was not able to pay for the balance.

NOTE 5 – NOTES RECEIVABLE

A note receivable for $338,000 was assigned to Affinity Mediaworks Corp. in exchange for issuing common stock for the note at $0.18 per share for the total amount of $608,400 resulting in a loss on acquisition of $270,400.  As of January 31, 2011, the Company wrote off the note with the balance of $338,000.  The write off of the note was due to inability of party to pay the balance.  The total loss resulted from this transaction is $608,400.

NOTE 6– INCOME TAXES

The Company has tax losses which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  The net operating loss carry forward was $269,899 at January 31, 2011.  The significant components of the deferred tax asset as of January 31, 2011 and 2010 are as follows:

2011

2010

Net operating loss carryforwards

$ 91,766

               $44,937

Valuations allowance

  (91,766)

(44,937)

--------------

------------

Net deferred tax asset

$ --

$ --

--------------

------------

NOTE 7– SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time the consolidated financial statements were issued on May 12, 2011.

F-9

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

12

1.

As of January 31, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.

As of January 31, 2011, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

Name	Age	Position
Scott Cramer	42	President, Secretary, Treasurer and Director, CEO, CFO
Kirk Shaw	54	Director

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

Item 11.  Executive Compensation.

The following table sets forth, as of January 31, 2011, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last two completed fiscal years.  No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table (1)
Name and Principal Position	Year	Salary ($)	Total ($)
Scott Cramer (2)	2010	0	0
	2011	0	0
Kirk Shaw (3)	2010	0	0
	2011	0	0
(1)	Pursuant to Item 402(a)(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.
(2)	Scott Cramer is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a Director
(3)	Kirk Shaw is our Director

We have made no grants of stock options or stock appreciation rights from December 17, 2007 (inception) to January 31, 2011.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended January 31, 2011.

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

Change of Control

As of May 12, 2011 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 31, 2011 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group.

Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Scott Cramer (3) 455 Route 306 Suite M#2922 Monsey, New York 10952	Common Shares	0	0
Kirk Shaw (4) 455 Route 306 Suite M#2922 Monsey, New York 10952	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	0	0
Yulia Nesterchuk Zivova Street #26 Suite #8 Ternopil, Ukraine	Common Shares	40,000,000	79.4

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

(2)

Based on 50,355,969 issued and outstanding shares of common stock as of May 12, 2011.

(3)

Scott Cramer is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a Director

(4)

Kirk Shaw is our director.

Item 13.  Certain Relationships and Related Transactions.

During the year ended January 31, 2011, we had not entered into any transactions with our sole officer and director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended January 31, 2011 and 2010, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended January 31, 2010	Year Ended January 31, 2011
Audit fees	$9,000	$5,700
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$9,000	$5,700

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended January 31, 2011.

Item 15.  Exhibits.

Exhibit	Description
No.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY MEDIAWORKS CORP. By: /s/ Scott Cramer
Date: May 20, 2011	Scott Cramer President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Scott Cramer	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	May 20, 2011
Scott Cramer

