Form 10-Q
period 2011-04-30
AFFINITY MEDIAWORKS CORP
filed 2011-07-07
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

Large accelerated filer  o      Accelerated filer  o     Non-accelerated filer  o     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☑     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 29, 2011 the registrant had 50,355,969 shares of common stock outstanding.

FINANCIAL STATEMENTS

Affinity Mediaworks Corp.

(Formerly Green Bikes Rental Corporation)

April 30, 2011

3

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Balance Sheet

As of April 30, 2011 and January 31, 2011

(unaudited)

	April 30, 2011	January 31, 2011

ASSETS

Current Assets

Cash	$ 9	$ 9

Total Assets	$ 9	$ 9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$ 11,133	$ 11,133
Accrued Management Fees	210,000	180,000
Due to related parties	4,250	4,250
	225,383	195,383

Stockholders’ Deficit

Preferred stock, 75,000,000 shares authorized, $.00001 par value, none issued and outstanding	-	-

Common stock, 75,000,000 shares authorized, $.00001 par value, 50,355,969 shares issued and outstanding	504	504
Stock Payable	608,400	608,400

Additional paid-in capital	102,117	100,617

Deficit accumulated during the development stage	(936,395)	(904,895)

Total Stockholders’ Deficit	(225,374)	(195,374)

Total Liabilities and Stockholders’ Deficit	$ 9	$ 9

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Operations

For the Three Months ended April 30, 2011, and 2010 and from

December 17, 2007 (Inception) Through April 30, 2011

(unaudited)

	For Three Month Ended	For Three Month Ended	December 17, 2007 (inception) through
	April 30, 2011	April 30, 2010	April 30, 2011

Operating Expenses

Consulting services	$ 750	$ 750	$ 36,596
General and administrative	-	-	13,132
Rent	750	750	10,000
Legal and accounting	-	940	57,723
Interest Expense	-	-	544
Management Fees	30,000	30,000	210,000
Loss on Acquisition of Note Receivable	-	-	608,400

Total Expenses	31,500	32,440	936,395

Net Loss	$ (31,500)	$ (32,440)	$ (936,395)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	50,355,969	50,166,000

See the accompanying summary of accounting policies and notes to the financial statements

 Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statements of Cash Flows

For the Three Months ended April 30, 2011, and 2010 and from

December 17, 2007 (Inception) Through April 30, 2011

(unaudited)

	For Three Months Ended	For Three Months Ended	December 17, 2007 (inception) through
	April 30, 2011	April 30, 2010	April 30, 2011

Operating Activities

Net loss	$ (31,500)	$ (32,440)	$ (936,395)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	-	-	26,596
Donated capital consulting services and rent expense	1,500	1,551	24,651
Imputed interest on shareholder advance	-	-	544
Loss on acquisition of note receivable	-	-	608,400

Changes in operating assets and liabilities

Increase (Decrease) in accounts payable	30,000	29,840	221,133

Net Cash Provided by (Used in) Operating Activities	-	(1,049)	(55,071)

Financing Activities

Proceeds from the sale of common stock	-	-	50,830
Advance from related party	-	-	4,250

Net Cash Provided by Financing Activities	-	-	55,080

Increase (decrease) in Cash	-	(1,049)	9

Cash – Beginning of Period	9	1,049	-

Cash – End of Period	9	-	9

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

See the accompanying summary of accounting policies and notes to the financial statements

3

Affinity Mediaworks Corp.

(formerly Green Bikes Rental Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period from December 17, 2007 (Inception)

Through April 30, 2011

(unaudited)

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total

Balances at December 17, 2007	-	$ -	$ -	$ –	$ –	$ -
Issuance of founder’s shares	100,000,000	1,000	(1,000)	–	–	-
Donated services	-	-	500	–	–	500
Net loss	–	-	-	–	(905)	(905)
Balances at January 31, 2008	100,000,000	$ 1,000	$ (500)	$ -	$ (905)	$ (405)
Issuance of founder’s shares	10,155,000	102	50,825	–	–	50,830
Donated services	-	-	6,000	–	–	6,000
Imputed interest in shareholder advances	-	-	272			272
Shares returned	(60,000,000)	(600)	60	–	–	-
Net loss	–	-	-	–	(48,093)	(48,093)
Balances at January 31, 2009	50,166,000	$ 502	$ 57,100	$ -	$ (48,998)	$ 8,604
Donated services	-	-	6,000	–	–	6,000
Imputed interest in shareholder advances	-	-	272	-	-	272
Net loss	–	-	-	-	(83,169)	(83,169)
Balances at January 31, 2010	50,166,000	$ 502	$ 63,372	$ -	$ (132,167)	$ (68,293)
Donated services	-	-	10,651	–	–	10,651
Shares issued for services	189,969	2	26,594			26,596
Stock Payable for Note Receivable	-	-	-	608,400	-	608,400
Net loss	–	-	-	-	(772,728)	(772,728)
Balances at January 31, 2011	50,355,969	$ 504	$ 100,617	$ 608,400	$ (904,895)	$ (195,374)
Donated services	-	-	1,500	–	–	1,500
Net loss	–	-	-	-	(31,500)	(31,500)
Balances at April 30, 2011	50,355,969	$ 504	$ 102,1117	$ 608,400	$ (936,395)	$ (225,374)

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of April 30, 2011 and January 31, 2010, there were no cash equivalents.

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

NOTE 2 - GOING CONCERN

Green Bikes' financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception, the Company has accumulated losses aggregating to $936,395 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2011 all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period ended April 30, 2011 the Company recognized a total of $1,500 for donated services provided by the President and Director of the Company.

NOTE 4 - COMMON STOCK

Affinity issued 5,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company.  In addition, 508,300 shares of common stock were issued to the public on May 15, 2008 for $50,830.

As of January 31, 2011, the Company wrote off stock payable for $608,400 as the party was not able to pay for the balance of the note receivable of $338,000.

As of January 31, 2011, 189,969 shares were issued for services for services valued at $26,596 using the closing price of the stock on the date of grant.

NOTE 5 – NOTES RECEIVABLE

As of January 31, 2011, the Company wrote off the note with the balance of $338,000.  The write off of the note was due to inability of party to pay the balance.  The total loss resulted from this transaction was $608,400 as of January 31, 2011.  As of April 30, 2011 the note receivable was zero.

NOTE 6– INCOME TAXES

The Company has tax losses which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  The net operating loss carry forward was $301,399 at April 30, 2011.  The significant components of the deferred tax asset as of April 30, 2011 and January 31, 2011 are as follows:

04/30/11                01/31/11

Net operating loss carryforwards

$ 102,476

$44,937

Valuations allowance

  (102,476)

(44,937)

--------------

------------

Net deferred tax asset

$ --

$ --

--------------

------------

NOTE 7– SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time the consolidated financial statements were issued.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of April 30, 2011 we had cash of $9.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

We intend to become involved in the development, finance, sales, acquisition, distribution and marketing of high quality intellectual property devoted for the entertainment and leisure markets, through films under budgets from $4 to $8 million.  We believe that our product line will represent a timely opportunity with the potential for fast acceptance in the international marketplace.

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

Results of Operations for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 and from December 17, 2007 (Date of Inception) to April 30, 2011.

Lack of Revenues

We are a development stage company with limited operations since our inception on December 17, 2007 to April 30, 2011.  We have not generated any revenues.  As of April 30, 2011, we have an accumulated deficit of $936,395.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $31,500 for the three months ended April 30, 2011, compared to a net loss of $32,440 for the same period in 2010.  From inception on December 17, 2007 to April 30, 2011, we have incurred a net loss of $936,395.  Our basic and diluted loss per share was $0.00 for the three months ended April 30, 2011, and $0.00 for the same period in 2010.

Expenses

Our total operating expenses decreased slightly from $32,440 to $31,500 for the three months ended April 30, 2011 compared to the same period in 2010.  This slight decrease in expenses is mostly due to lower legal and accounting fees.  Since our inception on December 17, 2007 to April 30, 2011, we have incurred total operating expenses of $936,395.

Our consulting fees remained unchanged at $750 for the three months ended April 30, 2011 compared to the same period in 2010.  Since our inception on December 17, 2007 until April 30, 2011 we have spent $36,596 on consulting fees.

Our rent expense remained unchanged at $750 for the three months ended April 30, 2011 compared to the same period in 2010.  Since our inception on December 17, 2007 until April 30, 2011 we have spent $10,000 on rent.

Our management fees remained unchanged at $30,000 for the three months ended April 30, 2011 compared to the same period in 2010.  Since our inception on December 17, 2007 until April 30, 2011 we have spent $210,000 on management fees

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses remained unchanged at $nil for the three months ended April 30, 2011 compared to the same period in 2010.  Since our inception on December 17, 2007 until April 30, 2011 we have spent $13,132 on general and administrative expenses.

Our legal and accounting fees decreased by $940 to $nil for the three months ended April 30, 2011 from $940 for the same period in 2010, mainly due to decreased legal and auditing services provided in the three month periods ended April 30, 2011.  Since our inception on December 17, 2007 until April 30, 2011 we have spent $57,723 on legal and accounting expenses.

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

Changes In Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended April 30, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Affinity Mediaworks Corp.

By: /s/ Scott Cramer
Date: July 6, 2011	Scott Cramer
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

