Form 10-Q
period 2011-10-31
AFFINITY MEDIAWORKS CORP
filed 2011-12-16
CIK 1433821

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

Commission file number 333-150548

AFFINITY MEDIAWORKS CORP.
 (Exact name of registrant as specified in its charter)

Nevada	75-3265854
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

455 Route 306, Suite M#2922 Monsey, New York 10952
(Address of principal executive offices)

(206) 426-5044
Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of  “ large accelerated filer ” ,  “ accelerated filer ”  and  “ smaller reporting company ”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☑     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 15, 2011 the registrant had 50,355,969 shares of common stock outstanding.

Item 1. Financial Statements

Affinity Mediaworks Corp.
(Formerly Green Bikes Rental Corporation)

October 31, 2011

Affinity Mediaworks Corp.
(formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Balance Sheet
As of October 31, 2011 and January 31, 2011
(unaudited)

	October 31, 2011	January 31, 2011

ASSETS

Current Assets

Cash	$30	$9

Total Assets	$30	$9

LIABILITIES AND STOCKHOLDERS’ DEFECIT

Current Liabilities

Accounts payable	$12,739	$11,133
Accrued Management Fees	240,000	180,000
Due to related parties	4,271	4,250
	257,010	195,383

Stockholders’ Deficit

Preferred stock, 75,000,000 shares authorized, $.00001 par value, none issued and outstanding as of October 31, 2011 and January 31, 2011 respectively	-	-

Common stock, 75,000,000 shares authorized, $.00001 par value, 50,355,969 shares issued and outstanding as of October 31, 2011 and January 31, 2011 respectively	504	504
Stock Payable	608,400	608,400

Additional paid-in capital	105,117	100,617

Deficit accumulated during the development stage	(971,001)	(904,895)

Total Stockholders’ Deficit	(256,980)	(195,374)

Total Liabilities and Stockholders’ Deficit	$30	$9

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.
(formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months ended October 31, 2011, and 2010 and from
December 17, 2007 (Inception) Through October 31, 2011
(unaudited)

	For Three Months Ended	For Three Months Ended	For Nine Months Ended	For Nine Months Ended	December 17, 2007 (inception) through
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010	October 31, 2011

Operating Expenses

Consulting services	$750	$750	$2,250	$2,250	$38,096
General and administrative	-	58	-	83	13,132
Rent	750	750	2,250	2,250	11,500
Legal and accounting	400	3,750	1,606	4,690	59,329
Interest Expense	-	-	-	-	544
Management Fees	-	30,000	60,000	90,000	240,000
Loss on Acquisition of Note Receivable	-	-	-	270,400	608,400

Total Expenses	1,900	35,308	66,106	369,673	971,001

Net Loss	$(1,900)	$(35,308)	$(66,106)	$(369,673)	$(971,001)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	50,355,969	50,355,969	50,355,969	50,166,000

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.
(formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months ended October 31, 2011, and 2010 and from
December 17, 2007 (Inception) Through October 31, 2011
 (unaudited)

	For Nine Months Ended	For Nine Months Ended	December 17, 2007 (inception) through
	October 31, 2011	October 31, 2010	October 31, 2011

Operating Activities

Net loss	$(66,106)	$(369,673)	$(971,001)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	-	-	26,596
Donated Capital consulting services and rent expense	4,500	4,651	27,651
Imputed interest on shareholder advance	-	-	544
Loss on Acquisition of Note Receivable	-	608,400	608,400

Changes in operating assets and liabilities

Increase (Decrease) in accounts payable	61,606	(244,410)	252,739

Net Cash Provided by (Used in) Operating Activities	-	(1,032)	(55,071)

Financing Activities

Proceeds from the sale of common stock	-	-	50,830
Advance from related party	21	-	4,271

Net Cash Provided by Financing Activities	21	-	55,101

Increase (decrease) in Cash	21	(1,032)	30

Cash – Beginning of Period	9	1,049	-

Cash – End of Period	30	17	30

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.
(formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period from December 17, 2007 (Inception)
Through October 31, 2011
(unaudited)

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total

Balances at December 17, 2007	-	$-	$-	$–	$–	$-
Issuance of founder’s shares	100,000,000	1,000	(1,000)	–	–	-
Donated services	-	-	500	–	–	500
Net loss	–	-	-	–	(905)	(905)
Balances at January 31, 2008	100,000,000	$1,000	$(500)	$-	$(905)	$(405)
Issuance of founder’s shares	10,155,000	102	50,825	–	–	50,830
Donated services	-	-	6,000	–	–	6,000
Imputed interest in shareholder advances	-	-	272			272
Shares returned	(60,000,000)	(600)	60	–	–	-
Net loss	–	-	-	–	(48,093)	(48,093)
Balances at January 31, 2009	50,166,000	$502	$57,100	$-	$(48,998)	$8,604
Donated services	-	-	6,000	–	–	6,000
Imputed interest in shareholder advances	-	-	272	-	-	272
Net loss	–	-	-	-	(83,169)	(83,169)
Balances at January 31, 2010	50,166,000	$502	$63,372	$-	$(132,167)	$(68,293)
Donated services	-	-	10,651	–	–	10,651
Shares issued for services	189,969	2	26,594			26,596
Stock Payable for Note Receivable	-	-	-	608,400	-	608,400
Net loss	–	-	-	-	(772,728)	(772,728)
Balances at January 31, 2011	50,355,969	$504	$100,617	$608,400	$(904,895)	$(195,374)
Donated services	-	-	4,500	–	–	4,500
Net loss	–	-	-	-	(66,106)	(66,106)
Balances at October 31, 2011	50,355,969	$504	$105,117	$608,400	$(971,001)	$(256,980)

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of October 31, 2011 and January 31, 2011, there were no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company complies with FASB pronouncements for its characterization of the Company as development stage.

FAIR VALUE MEASURMENTS

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

NOTE 2 - GOING CONCERN

Green Bikes' financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $971,001 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2011 all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period ended October 31, 2011 the Company recognized a total of $4,500 for donated rent and services provided by the President and Director of the Company and a total of  $4,721 due to related parties payable.

NOTE 4 - COMMON STOCK

Green Bikes issued 5,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 508,300 shares of common stock was issued to the public on May 15, 2008 for $50,830.

As of January 31, 2011, the Company wrote off the note receivable for $338,00 relating to the stock payable for $608,400 for the fiscal year of 2010 as the party was not able to pay for the balance of the note receivable.

As of January 31, 2011, 189,969 shares were issued for services for services valued at $26,596 using the closing price of the stock on the date of grant.

NOTE 5 – NOTES RECEIVABLE

As of January 31, 2011, the Company wrote off the note with the balance of $338,000.  The write off of the note was due to inability of party to pay the balance.  The total loss resulted from this transaction was $608,400 as of January 31, 2011.  As of October 31, 2011 the note receivable was zero.

NOTE 6– INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $971,001 at October 31, 2011. The significant components of the deferred tax asset as of October 31, 2011 and January 31, 2011 are as follows:

	10/31/11	01/31/11

Net operating loss carryforwards	$114,242	$44,937
Valuations allowance	(114,242)	(44,937)

Net deferred tax asset	$--	$--

NOTE 7– SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time the consolidated financial statements were issued .   The Company’s president Mr. Scott Cramer informed board of directors of Affinitiy Mediaworks Corporation of his intention to resign after we find a suitable replacement.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of October  31, 2011 we had cash of $30.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

We intend to become involved in the development, finance, sales, acquisition, distribution and marketing of high quality intellectual property devoted for the entertainment and leisure markets, through films under budgets from $4 to $8 million.  We believe that our product line will represent a timely opportunity with the potential for fast acceptance in the international marketplace.

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

Results of Operations for the three months ended October 31, 2011 and from December 17, 2007 (Date of Inception) to October 31, 2011.

Lack of Revenues

We are a development stage company with limited operations since our inception on December 17, 2007 to October 31, 2011.  We have not generated any revenues.  As of October 31, 2011, we have an accumulated deficit of $971,001.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $1,900 for the three months ended October 31, 2011, compared to a net loss of $35,308 for the same period in 2010.  From inception on December 17, 2007 to October 31, 2011, we have incurred a net loss of $971,001.  Our basic and diluted loss per share was $0.00 for the three months ended October 31, 2011, and $0.00 for the same period in 2010.

Expenses

Our total operating expenses decreased from $35,308 to $1,900 for the three months ended October 31, 2011 compared to the same period in 2010.  This decrease in expenses is mostly due to waived management fee.  Since our inception on December 17, 2007 to October 31, 2011, we have incurred total operating expenses of $971,001.

Our consulting fees remained unchanged at $750 for the three months ended October 31, 2011 compared to the same period in 2010.  Since our inception on December 17, 2007 until October 31, 2011 we have spent $38,096 on consulting fees.

Our rent expense remained unchanged at $750 for the three months ended October 31, 2011 compared to the same period in 2010.  Since our inception on December 17, 2007 until October 31, 2011 we have spent $11,500 on rent.

Our management fees were waived for the three months ended October 31, 2011 compared to the same period in 2010.  Since our inception on December 17, 2007 until October 31, 2011 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $nil from $58  for the three months ended October 31, 2011 compared to the same period in 2010.  Since our inception on December 17, 2007 until October 31, 2011 we have spent $13,132 on general and administrative expenses.

Our legal and accounting fees decreased to $400 from $3,750 for the three months ended October 31, 2011 for the same period in 2010, mainly due to decreased legal and auditing services provided in the three month periods ended October 31, 2011.  Since our inception on December 17, 2007 until October 31, 2011 we have spent $59,329 on legal and accounting expenses.

Results of Operations for the nine months ended October 31, 2011

Lack of Revenues

We have not generated any revenues as of October  31, 2011.

Net Loss

We incurred a net loss of $66,106 for the nine months ended October 31, 2011, compared to a net loss of $369,673 for the same period in 2010.  Our basic and diluted loss per share was $0.00 for the nine months ended October 31, 2011, and $0.01 for the same period in 2010.

Expenses

Our total operating expenses decreased from $369,673 to $66,106 for the nine months ended October 31, 2011 compared to the same period in 2010.  This decrease in expenses is mostly due to no loss on acquisition of note receivable in the current year.

Our consulting fees remained unchanged at $2,250 for the nine months ended October 31, 2011 compared to the same period in 2010.

Our rent expense remained unchanged at $2,250 for the nine months ended October 31, 2011 compared to the same period in 2010.

Our management fee decreased to $60,000 for the nine months ended October 31, 2011 compared at $90,000 for the same period in 2010.  This decrease in management fee is due to the management fee waived for August 2011, September 2011, and October 2011 period.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased to $nil from $83 for the nine months ended October 31, 2011 compared to the same period in 2010.

Our legal and accounting fees decreased to $1,606 from $4,690 for the nine months ended October 31, 2011 for the same period in 2010, mainly due to decreased legal and auditing services provided in the nine month periods ended October 31, 2011.

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

Changes In Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended October 31, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Mediaworks Corp.

By:/s/ Scott Cramer
Date: December 15, 2011	Scott Cramer
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director