Form 10-K
period 2012-01-31
AFFINITY MEDIAWORKS CORP
filed 2012-05-15
CIK 1433821

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

AFFINITY MEDIAWORKS CORP.
 (Exact name of registrant as specified in its charter)

Nevada	75-3265854
(State or other jurisdiction of	(I.R.S. Employer Identification no.)
incorporation or organization)

455 Route 306 Suite M#2922
Monsey, New York	10952
(Address of principal executive offices)	(Zip Code)

(206) 426-5044
 (Registrant's telephone number, including area code)

Securities to be registered under Section 12(b) of the Act:

Title of each class
 None

Name of each exchange on which registered
 None

Securities to be registered under Section 12(g) of the Act:

None
 (Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer (Do not check if a smaller reporting company) ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year.  $ 0

As of June 30, 2010, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $1,829,880 (based on a closing price of $0.18 per share).

Number of shares of the issuer’s common stock, $0.00001 par value, outstanding as of May 12, 2012: 50,355,969 shares

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

Research and Development
We have not spent any amounts on research and development activities during the year ended January 31, 2012.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Intellectual Property

As of January 31, 2012 we did not own any intellectual property.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending January 31, 2011	HIGH	LOW
Quarter Ending April 30, 2010	$0.33	$0.13
Quarter Ending July 31, 2010	$0.35	$0.08
Quarter Ending October 31, 2010	$0.29	$0.10
Quarter Ending January 31, 2011	$0.21	$0.04

Fiscal Year Ending January 31, 2012	HIGH	LOW
Quarter Ending April 30, 2011	$0.07	$0.02
Quarter Ending July 31, 2011	$0.03	$0.05
Quarter Ending October 31, 2011	$0.15	$0.03
Quarter Ending January 31, 2012	$0.05	$0.09

Holders

As of May 12, 2012, we had approximately 47 shareholders of record and 50,355,969 outstanding shares of common stock.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by Us and our Affiliated Purchases

As of January 31, 2012 we had not repurchased any of our common stock, and we have not publicly announced any repurchase plans or programs

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

Liquidity and Capital Resources

As of January 31, 2012, we had cash of $6 in our bank accounts and a working capital deficit of $13,033 compared to $9 in cash and working capital deficit of $195,374 as of January 31, 2011.  As of January 31, 2012, we had total assets of $6 and total liabilities of $13,039.  As of January 31, 2012 we have accumulated a deficit of $981,175.

From December 17, 2007 (date of inception) to January 31, 2012, we raised net proceeds of $50,830 in cash from the issuance of common stock.  $nil was raised during the year ended January 31, 2012 and $nil was raised during the year ended January 31, 2011.  $8,350 was donated for audit and review fees for the year ended January 31, 2012, no similar fees were donated for January 31, 201.  From inception to date $8,350 has been donated for audit and review fees.

We used net cash of $8,353 in operating activities for the year ended January 31, 2012 compared to $1,040 for the year ended January 31, 2011.

During the year ended January 31, 2012 our monthly cash requirement was approximately $97, compared to approximately $157 for the year ended January 31, 2011.  We expect to require a total of approximately $7,500,000 to fully carry out our business plan over the next twelve months beginning June 2012 as set out in this table:

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

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on December 17, 2007 to January 31, 2012.  As of January 31, 2012, we had an accumulated deficit of $981,175.  We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business.  We anticipate that our business will incur substantial losses in the next two years.

At this time, our ability to generate any revenues continues to be uncertain.  The auditor's report on our audited financial statements on January 31, 2012 and 2011 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From December 17, 2007 (date of inception) to January 31, 2012, our total expenses were $981,175.  The major components of our total expenses since inception to January 31, 2012 consist of: $67,979 for legal and accounting fees, $240,000 from management fees, $608,400 on loss on acquisition of note receivable, $13,156 for general and administrative, $38,846 for consulting services, $12,250 for rent and $544 for interest expense.

Our total expenses decreased by $696,448 to $76,780 for the year ended January 31, 2012 from $772,728 for the year ended January 31, 2011. This is due to the loss on the note receivable of $608,400 in 2011.

Our accounting and legal fees decreased by $1,385 to $10,256 for the year ended January 31, 2012 from $11,641 for the year ended January 31, 2011, our general and administrative expenses decreased by $67 to $24 for the year ended January 31, 2012 from $91 for the year ended January 31, 2011, our consulting fees changed to $3,000 for the year ended January 31, 2012 and $29,596 from the year ended January 31, 2011, our rent costs remained constant at $3,000 for the year ended January 31, 2012 and January 31, 2011, our interest costs is $nil for the year ended January 31, 2012 and for the year ended January 31, 2011 and our management fees dcreased to $60,000 for the year ended January 31, 2012 from $120,000 for the year ended January 31, 2011.  We have $nil loss on acquisition of note receivable for the year ended January 31, 2012 compared to $608,400 for the year ended January 31, 2011.

Net Loss

For the year ended January 31, 2012 we incurred net loss of $76,280 compared to $772,728 for the year ended January 31, 2011.  From December 17, 2007 (date of inception) to January 31, 2012, we incurred an aggregate net loss of $981,175.  The net loss was primarily due to operating expenses related to accounting, audit, and legal fees as well as general and administrative expenses.  We incurred net loss of $0.00 per share for the year ended January 31, 2012 and a net loss of $0.02 per share for the year ended January 31, 2011.

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

January 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Affinity Mediaworks Corp.
(formerly Green Bikes Rental Corporation)

We have audited the accompanying balance sheets of Affinity Mediaworks Corp. (formerly Green Bikes Rental Corporation) (a development stage company) as of January 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from December 17, 2007 (inception) through January 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affinity Mediaworks Corp. as of January 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC
 www.mkacpas.com
Houston, Texas
May 15, 2012

Affinity Mediaworks Corp.
(formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Balance Sheets
As of January 31, 2012 and January 31, 2011

	January 31, 2012	January 31, 2011

ASSETS

Current Assets

Cash	$6	$9

Total Assets	$6	$9

LIABILITIES AND STOCKHOLDERS’ DEFECIT

Current Liabilities

Accounts payable	$13,039	$11,133
Accrued Management Fees	-	180,000
Due to related parties	-	4,250
	13,039	195,383

Stockholders’ Deficit

Preferred stock, 75,000,000 shares authorized, $.00001 par value, none issued and outstanding as of January 31, 2012 and January 31, 2011 respectively	-	-

Common stock, 75,000,000 shares authorized, $.00001 par value, 50,355,969 shares issued and outstanding as of January 31, 2012 and January 31, 2011 respectively	504	504
Stock Payable	608,400	608,400

Additional paid-in capital	359,238	100,617

Deficit accumulated during the development stage	(981,175)	(904,895)

Total Stockholders’ Deficit	(13,033)	(195,374)

Total Liabilities and Stockholders’ Deficit	$6	$9

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.
(formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statements of Operations
For the Years ended January 31, 2012 and 2011 and from
December 17, 2007 (Inception) Through January 31, 2012

	For the Year Ended	For the Year Ended	December 17, 2007 (inception) through
	January 31, 2012	January 31, 2011	January 31, 2012

Operating Expenses

Consulting services	$3,000	$29,596	$38,846
General and administrative	24	91	13,156
Rent	3,000	3,000	12,250
Legal and accounting	10,256	11,641	67,979
Interest Expense	-	-	544
Management Fees	60,000	120,000	240,000
Loss on Acquisition of Note Receivable	-	608,400	608,400

Total Expenses	76,280	772,728	981,175

Net Loss	$(76,280)	$(772,728)	$(981,175)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding	50,355,969	50,252,397

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.
(formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statements of Cash Flows
For the Years ended January 31, 2012 and 2011 and from
December 17, 2007 (Inception) Through January 31, 2012

	For the Year Ended	For the Year Ended	December 17, 2007 (inception) through
	January 31, 2012	January 31, 2011	January 31, 2012

Operating Activities

Net loss	$(76,280)	$(772,728)	$(981,175)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	-	26,596	26,596
Donated Capital consulting services and rent expense	6,000	10,651	29,151
Imputed interest on shareholder advance	-	-	544
Loss on Acquisition of Note Receivable	-	608,400	608,400

Changes in operating assets and liabilities

Increase (Decrease) in accounts payable	61,927	126,041	257,310

Net Cash Provided by (Used in) Operating Activities	(8,353)	(1,040)	(59,174)

Financing Activities

Proceeds from the sale of common stock	-	-	50,830
Donated Audit and Review Fees	8,350	-	8,350

Net Cash Provided by Financing Activities	8,350	-	59,180

Increase (decrease) in Cash	(3)	(1,040)	6

Cash – Beginning of Period	9	1,049	-

Cash – End of Period	6	9	6

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non Cash Transactions :
Forgiveness of Accounts Payable by Related Party	4,271		4,271
Forgiveness of Management Fees by Related Party	240,000		240,000

See the accompanying summary of accounting policies and notes to the financial statements

Affinity Mediaworks Corp.
(formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period from December 17, 2007 (Inception)
Through January 31, 2012

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total

Balances at December 17, 2007	-	$-	$-	$–	$–	$-
Issuance of founder’s shares	100,000,000	1,000	(1,000)	–	–	-
Donated services	-	-	500	–	–	500
Net loss	–	-	-	–	(905)	(905)
Balances at January 31, 2008	100,000,000	$1,000	$(500)	$-	$(905)	$(405)
Issuance of founder’s shares	10,155,000	102	50,728	–	–	50,830
Donated services	-	-	6,000	–	–	6,000
Imputed interest in shareholder advances	-	-	272			272
Shares returned	(60,000,000)	(600)	60	–	–	-
Net loss	–	-	-	–	(48,093)	(48,093)
Balances at January 31, 2009	50,166,000	$502	$57,100	$-	$(48,998)	$8,604
Donated services	-	-	6,000	–	–	6,000
Imputed interest in shareholder advances	-	-	272	-	-	272
Net loss	–	-	-	-	(83,169)	(83,169)
Balances at January 31, 2010	50,166,000	$502	$63,372	$-	$(132,167)	$(68,293)
Donated services	-	-	10,651	–	–	10,651
Shares issued for services	189,969	2	26,594			26,596
Stock Payable for Note Receivable	-	-	-	608,400	-	608,400
Net loss	–	-	-	-	(772,728)	(772,728)
Balances at January 31, 2011	50,355,969	$504	$100,617	$608,400	$(904,895)	$(195,374)
Donated services	-	-	6,000	–	–	6,000
Donated Management Fees and Related Party Accounts Payable	-	-	244,271	-	-	244,271
Donated Review Fees	-	-	8,350	-	-	8,350
Net loss	–	-	-	-	(76,280)	(76,280)
Balances at January 31, 2012	50,355,969	$504	$359,238	$608,400	$(981,175)	$(13,033)

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

STOCK BASED COMPENSATION

ASC 718, STOCK-BASED COMPENSATION, establishes standards for the reporting and display of stock based compensation in the financial statements.   During the year ended January 31, 2011, the Company issued, 189,969 shares that were issued for services for services valued at $26,596 using the closing price of the stock on the date of grant.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of January 31, 2012 and January 31, 2011, there were no cash equivalents.

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

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the year ended January 31, 2012, there were no applicable items on which the fair value option was elected.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of January 31, 2012 and 2011:

Fair Value Measurement at January 31, 2012 and 2011
	Level 1	Level 2	Level 3
Financial Instruments	$-	$-	$-

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended January 31, 2012 and 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

NOTE 2 - GOING CONCERN

Affinity's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $981,175 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2012 all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended January 31, 2012 the Company recognized a total of $6,000 for donated rent and services provided by the President and Director of the Company.  This amount was recorded as an addition to additional paid-in capital.

During the year ended January 31, 2012 the Company recognized a forgiveness of management fees $240,000 and accounts payable of $4,271, these amounts were recorded as additions to additional paid-in capital.

During the year ended January 31, 2012 the audit/review fees were paid by a related party in the amount of $8,350, this amount was recorded as an addition to additional paid-in capital.

NOTE 4 - COMMON STOCK

Affinity Mediaworks Corp. issued 100,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 10,155,000 shares of common stock were issued to the public on May 15, 2008 for $50,830.

As of January 31, 2011, the Company wrote off a note receivable for $608,400 as the party was not able to pay for the balance of the note receivable of $338,000.  Company is in the negations with another party to cancel this note as the other party did not follow through with their obligations.

As of January 31, 2011, 189,969 shares were issued for services for services valued at $26,596 using the closing price of the stock on the date of grant.

NOTE 5– INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $336,289 at January 31, 2012. The significant components of the deferred tax asset as of January 31, 2012 and January 31, 2011 are as follows:

	01/31/12	01/31/11

Net operating loss carryforwards	$117,701	$91,766
Valuations allowance	(117,701)	(91,766)

Net deferred tax asset	$--	$--

NOTE 6– SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time the financial statements were issued on May 15, 2012.  There were no reportable subsequent events.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of January 31, 2012, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of January 31, 2012, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

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

Scott Cramer.  Mr. Cramer worked as a financial planner from 1987 until 1997.  His functions included asset management, retirement planning and tax planning for his clients.  From 1997 until 2000, he trained financial planners on how to grow their practices and build relationships with their clients.  From 2000 until present, Mr. Cramer has developed investment products for projects that needed funding from the private and public equity sector.  He has helped fund projects from the forestry to the film industry, with projects related to Alliance Atlantis and Prospero Entertainment.  In addition, he is currently an executive producer on the film "Damage" featuring Stone Cold Steve Austin.  He is also executive producer on the films "Traces of Danger" and "Holiday Destination" which are currently in preproduction.  Mr. Cramer is not an officer or director of any other reporting company .

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

Summary Compensation Table (1)
Name and Principal Position	Year	Salary ($)	Total ($)
Scott Cramer(2)	2011	0	0
	2010	0	0
Kirk Shaw (3)	2010	0	0
	2011	0	0

(1)	Pursuant to Item 402(a)(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.
(2)	Scott Cramer is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a Director
(3)	Kirk Shaw is our Director

We have made no grants of stock options or stock appreciation rights from December 17, 2007 (inception) to January 31, 2012.

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

Change of Control

As of May 12, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 31, 2012 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group.

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

(2)	Based on 50,355,969 issued and outstanding shares of common stock as of May 12, 2012.

(3)	Scott Cramer is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a Director

(4)	Kirk Shaw is our director.

Item 13.  Certain Relationships and Related Transactions.

During the year ended January 31, 2012, we had not entered into any transactions with our sole officer and director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended January 31, 2011 and 2012, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended January 31, 2012	Year Ended January 31, 2011
Audit fees	$6,000	$5,700
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$6,000	$5,700

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended January 31, 2012.

PART IV

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

AFFINITY MEDIAWORKS CORP. By:/s/ Scott Cramer
Date: May 15, 2012	Scott Cramer President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Cramer	President, Chief Executive Officer, Chief Financial Officer,	May 15, 2012
Scott Cramer	Principal Accounting Officer, Secretary, Treasurer, Director