Form 10-Q
period 2012-07-31
AFFINITY MEDIAWORKS CORP
filed 2012-09-07
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 000-53625

AFFINITY MEDIAWORKS CORP.
(Exact name of registrant as specified in its charter)

Nevada	75-3265854
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of icorporation or organization)

5460 Lake Road
Tully, New York	13159
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (315) 727-5788

(Former Name or Former Address, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
As of the period ended in this report, July 31, 2012, the registrant had 50,355,969 shares of common stock outstanding.
As of the date of filing, September 7, 2012, the registrant had 77,735,969 shares of common stock outstanding.

1

AFFINITY MEDIAWORKS CORP.

FORM 10-Q

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I

ITEM 1	FINANCIAL STATEMENTS
	Balance Sheets as of July 31, 2012 and January 31, 2012 (Unaudited)	3
	Statements of Operations
	For the three months ended July 31, 2012 and July 31, 2011 (Unaudited)
	For the six months ended July 31, 2012 and July 31, 2011 (Unaudited)	4
	For the cumulative period period from December 17, 2007 (Inception) to July 31, 2012 (Unaudited)
	Statements of Cash Flows (Unaudited)	5
	For the six months ended July 31, 2012 and July 31, 2011
	For the cumulative period from December 17, 2007 (Inception) to July 31, 2012 (Unaudited)
	Notes to Financial Statements (Unaudited)	6

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4	CONTROLS AND PROCEDURES	15

	PART II

ITEM 1	LEGAL PROCEEDINGS	16

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4	MINE SAFETY DISCLOSURES	16

ITEM 5	OTHER INFORMATION	16

ITEM 6	EXHIBITS	17

	SIGNATURES	18

EXHIBIT 31.1	SECTION 302 CERTIFICATION

EXHIBIT 32.1	SECTION 906 CERTIFICATION

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Page Numbers
Balance Sheets as of July 31, 2012 and January 31, 2012 (Unaudited)	3
Statements of Operations
For the three months ended July 31, 2012 and July 31, 2011 (Unaudited)
For the six months ended July 31, 2012 and July 31, 2011 (Unaudited)	4
For the cumulative period period from December 17, 2007 (Inception) to July 31, 2012 (Unaudited)
Statements of Cash Flows (Unaudited)
For the six months ended July 31, 2012 and July 31, 2011	5
For the cumulative period from December 17, 2007 (Inception) to July 31, 2012 (Unaudited)
Notes to Financial Statements (Unaudited)	6

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	July 31,	January 31,
	2012	2012

ASSETS	$6	$6
Cash

Total Assets	$6	$6

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$2,280	$13,039
Accounts Payable - Related Party	500	-
Interest Payable - Related Party	3	-
Notes Payable - Related Party	1,050	-

Total Liabilities	3,833	13,039

Stockholder's Equity (Deficit)

Common Stock, 200,000,000 shares Authorized; $0.00001 par value
50,355,969 shares Issued and Outstanding as of July 31,2012 and January 31, 2012	504	504
Stock Payable	2,288,400	608,400
Additional Paid-In Capital	369,397	359,238
Deficit Accumulated During the Development Stage	(2,662,128)	(981,175)

Total Stockholder's Equity (Deficit)	(3,827)	(13,033)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$6	$6

The accompanying notes are an integral part of these unaudited financial statements

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six	December 17, 2007
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011	July 31, 2012

Operating Expenses:
Consulting services	$750	750	$1,500	$1,500	$40,346
General and Admininstrative	1,482	-	1,482	-	14,638
Rent	750	750	1,500	1,500	13,750
Legal and Accounting	1,350	1,206	1,350	1,206	69,329
Management Fees	-	30,000	-	60,000	240,000
Loss on Acquision of Note Receivable	-	-	-	-	608,400
Total Operating Expenses	4,332	32,706	5,832	64,206	986,463
Operating Loss	(4,332)	(32,706)	(5,832)	(64,206)	(986,463)

Other Income (Expense):
Interest Expense	(3)	-	(3)	-	(547)
Gain on Accounts Payable Debt Forgiveness	4,882	-	4,882		4,882
Other Consulting Expenses	(1,680,000)	-	(1,680,000)	-	(1,680,000)

Net Loss	$(1,679,453)	$(32,706)	$(1,680,953)	$(64,206)	$(2,662,128)
Basic & Diluted Loss per Common Share	$(0.03)	$(0.00)	$(0.03)	$(0.00)

Weighted Average Common Shares
Outstanding	50,355,969	50,355,969	50,355,969	50,355,969

The accompanying notes are an integral part of these unaudited financial statements

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six	For the Six	December 17, 2007
	Months Ended	Months Ended	(Date of Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,680,953)	$(64,206)	(2,662,128)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for Services	1,680,000		1,706,596
Gain on Accounts Payable Debt Forgiveness	(4,882)		(4,882)
Donated Consulting Services and Rent	3,000	3,000	32,151
Imputed Interest on Shareholder Advance	-	-	544
Loss on Acquision of Note Receivable	-	-	608,400
Changes in operating assets and liabilities:
Accounts Payable	1,282	61,206	258,592
Accounts Payable - Related party	500	-	500
Interest Payable	3	-	3
Net Cash (used in) Provided by Operating Activities	(1,050)	-	(60,224)

CASH FLOWS FROM FINANCING
Proceeds from Sale of Common Stock	-	-	50,830
Proceeds from Loans - Related Party	1,050	-	1,050
Donated Audit and Review Fees	-	-	8,350
Net Cash (used in) Provided by Financing Activities	1,050	-	60,230

Net (Decrease) Increase in Cash	-	-	6
Cash at Beginning of Period	6	9	-

Cash at End of Period	$6	$9	$6

Supplimental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non Cash Disclosures:
Forgiveness of Accounts Payable by Related Party	$7,160	$-	$11,431
Forgiveness of Management Fees by Related Party	$-	$-	$240,000

The accompanying notes are an integral part of these unaudited financial statements

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
 (A Development Stage Company)
NOTES TO FINANICAL STATEMENTS
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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of July 31, 2012 and January 31, 2012 there were no cash equivalents.

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

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
 (A Development Stage Company)
NOTES TO FINANICAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended July 31, 2012, there were no applicable items on which the fair value option was elected.

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

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
 (A Development Stage Company)
NOTES TO FINANICAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $2,662,128 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2012 all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

 NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended July 31, 2012 the Company recognized a total of $3,000 for donated rent and services provided by the President and Director of the Company.

As of July 31, 2012, Affinity Mediaworks incurred a liability to Cortland Communications, LLC in the amount of $1,050. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC, a majority shareholder in Affinity Mediaworks Corp. The promissory note bears simple interest at 15% per annum. Affinity Mediaworks Corp. currently owes Cortland Communications, LLC $1,050 in principal on this note, with interest accrued of $3.

As of July 31, 2012, Affinity Mediaworks Corp. has incurred a liability to Lyboldt-Daly, Inc. in the amount of $500. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp.  Joseph Passalaqua is the sole officer of Lyboldt-Daly, Inc. and the Secretary of Cortland Communications, a majority shareholder in Affinity Mediaworks Corp.

As of July 31, 2012, all activities of Affinity Mediaworks Corp. have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – ACCOUNTS PAYABLE FORGIVENESS

As of July 31, 2012, $7,160 in accounts payable was forgiven by related parties, balance forgiven was recorded as additional paid in capital.

As of July 31, 2012, $4,882 in accounts was forgiven by non-related parties. The Company recorded a net gain of $4,882 from the debt forgiven in accounts payable by non-related parties.

NOTE 5 - COMMON STOCK

Affinity issued 50,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 355,969 shares of common stock was issued to the public on May 15, 2008 for $50,830.

On January 7, 2009, the Company filed an Amendment for 200,000,000 shares to be authorized as Common Stock, with the par value of $0.00001.

As of January 31, 2011, the Company wrote off stock payable for $608,400 as the party was not able to pay for the balance of the note receivable of $338,000.

As of January 31, 2011, 189,969 shares were issued for services for services valued at $26,596 using the closing price of the stock on the date of grant.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
 (A Development Stage Company)
NOTES TO FINANICAL STATEMENTS
(UNAUDITED)

NOTE 5 - COMMON STOCK (Continued)
On July 25, 2012 the company recorded a stock payable for consulting services valued at $1,680,000 using the closing price of the stock on the date of the grant.

As of  July 31, 2012, Affinity Mediaworks Corp. has 200,000,000 shares of common stock authorized at $0.00001 par value per share and 50,355,969 shares of common stock issued and outstanding.

NOTE 6 - INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $336,289 as of January 31, 2012 and $340,626 as of July 31, 2012.  The significant components of the deferred tax asset as of January 31, 2012 and July 31, 2012 are as follows:

	07/31/12	01/31/12

Deferred Tax Assets	$119,219	$117,701
Valuations allowance	(119,219)	(117,701)

Net deferred tax asset	$--	$--

NOTE 7 – CHANGE OF CONTROL

On July 23, 2012 there was a change of control and 40,000,000 shares were transferred from Yulia Nesterchuk to Cortland Communications, LLC.  As of the current date of this filing Mark Gleason is an officer of both Affinity Mediaworks Corp. and Cortland Communications, LLC. Cortland Communications, LLC is the majority shareholder consisting of 79.46 % of the outstanding common stock in Affinity Mediaworks Corp.

NOTE 8 - SUBSEQUENT EVENTS

A Stock Purchase was signed during the change of control that stated that at the Closing, the Buyer shall issue on behalf of the Company 24,000,000 shares in three shares certificates and this was recorded as a Stock Payable valued at $1,680,000.
On August 2, 2012, 24,000,000 shares of common stock were issued in exchange for the Stock Payable:
Robert Thast  7,000,000
Phillip Brooks 7,000,000
Yuriy Nesterchuck 10,000,000

On August 20, 2012 the Company filed a Certificate of Amendment with the State of Nevada and reclassified the capital stock as 190,000,000 common stock with a par value of $0.00001 and 10,000,000 blank check preferred stock with a par value of $0.00001.

On August 23, 2012, in exchange for the stock payable of $608,400, 3,380,000 shares of common stock were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements (rather than historical facts) that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Such forward-looking statements discuss our current expectations of future results of operations or financial condition.  However, there may be events in the future that we are unable to accurately predict or control and there may be risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, which could have a material adverse effect on our business, operating results and financial condition.  The forward-looking statements included herein are only made as of the date of the filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

BASIS OF PRESENTATION

The unaudited financial statements of Affinity Mediaworks Corp., a Nevada corporation (“Affinity,” the “Company,” “our” or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with U.S. generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

BUISNESS PLAN OF OPERATION

Green Bikes Rental Corporation was incorporated on December 17, 2007, under the laws of the State of Nevada, as a development stage company. On January 7, 2010, the Company amended its Articles of Incorporation to change the name of Green Bikes Rental Corporation to Affinity Mediaworks Corp. We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of July 31, 2012 we had cash of $6.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

Our current principal business activity is to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method. More specifically, we are seeking the consummation of a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity. As a “reporting company,” we may be more attractive to a private target because our common stock is eligible to be quoted on the OTC Bulletin Board.  However, there is no assurance that we will be quoted on the OTC Bulletin Board.

It is the intent of management and our significant stockholder, Cortland Communications LLC to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or our significant stockholder, Cortland Communications LLC to provide additional future funding. Should this pledge fail to provide financing and we have not identified any alternative sources of funding.  There will be substantial doubt about our ability to continue as a going concern.

Our need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage the business, product, technology or company we acquire.

As a "reporting company," we may be more attractive to a private acquisition target because our common stock is eligible to be quoted on the OTC Bulletin Board although there is no assurance it will be quoted.  As a result of filing this registration statement, we will be obligated to file with the Securities and Exchange Commission (the "Commission") certain periodic reports, including an annual report containing audited financial statements.  We anticipate that we will continue to file such reports as required under the Exchange Act.

On April 30, 2008, we filed a Registration Statement on Form 10SB , or the “Registration Statement”, with the Securities and Exchange Commission, or the SEC,  to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective on May 12, 2008, or the Effective Date.  Since the Effective Date of the Registration Statement, we have become a reporting company under the Securities Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC.

Any person or entity may read and copy our reports with the Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov where reports, proxies and informational statements on public companies may be viewed by the public.

EMPLOYEES

The company does not have any employees.  Mark Gleason is our President, Secretary, Chief Executive Officer, and Chief Financial Officer and does not have an have employment agreement.

LIMITED OPERATION HISTORY, NEED FOR ADDITIONAL CAPITAL

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $2,662,128 for the period from December 17, 2007 (inception) to July 31, 2012, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At January 31, 2012, we had $6 cash on hand and a deficit accumulated during the development stage of $981,175. At July 31, 2012, we had $6 cash on hand and a deficit accumulated during the development stage of $2,662,128.  See “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, we have not identified any alternative sources. Consequently, there is substantial doubt about our ability to continue as a going concern.

We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.
Our need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage the business, product, technology or company we acquire.

Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

At January 31, 2012, we had $6 cash on hand and a deficit accumulated during the development stage of $981,175. At July 31, 2012, we had $6 cash on hand and a deficit accumulated during the development stage of $2,662,128. Our primary source of liquidity for the current quarter has been donated capital and loans from shareholders.  As of July 31, 2012 we have a promissory note to Cortland Communications, LCC in the amount of $1,050. This notes bear a simple interest rate of 15% per annum and is payable upon demand. As of July 31, 2012 the accrued interest on this note is $3.

Net cash used in operating activities was $1,050 during the six months ended July 31, 2012.

Net cash provided by investing activities was $0 during the six months ended July 31, 2012.

Net cash provided by financing activities was $1,050 during the six months ended July 31, 2012.

To date, we have had no revenue and we require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have committed to meet our minimal operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide them with the opportunity to continue as a “going concern,” although no assurances can be given.

NET LOSS FROM OPERATIONS

The Company had a net loss of $2,662,128 for the period from December 17, 2007 (inception) through July 31, 2012. The company had net loss of $1,680,953 for the six months ended July 31, 2012 as compared to a net loss of $64,206 for the six months ended July 31, 2011.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2012 the Company had total current assets of $6 and total liabilities of $13,039, which resulted in a working capital deficit of $13,033. As of July 31, 2012, the Company had total current assets of $6 and total current liabilities of $3,833 resulting in a working capital deficit of $3,827.

RESULTS OF OPERTIONS FOR THE THREE MONTHS ENDED JULY 31, 2012 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2011

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to July 31, 2012.  We have not generated any revenues.  As of July 31, 2012, we have an accumulated deficit of $2,662,128.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $1,679,453 for the three months ended July 31, 2012, compared to a net loss of $32,706 for three months ended July 31, 2011.  From inception on December 17, 2007 to July 31, 2012, we have incurred a net loss of $2,662,128.  Our basic and diluted loss per share was $(0.03) for the three months ended July 31, 2012, and $(0.00) for the three months ended July 31, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses decreased to $4,332 for the three months ended July 31, 2012, compared to $32,706 for the same period in 2011.  This decrease in expenses is mostly due to waived management fee.  Since our inception on December 17, 2007 to July 31, 2012, we have incurred total operating expenses of $986,463.

Our consulting fees remained unchanged at $750 for the three months ended July 31, 2012 compared to the same period in 2011.  Since our inception on December 17, 2007 until July 31, 2012 we have spent $40,346 on consulting fees.

Our rent expense remained unchanged at $750 for the three months ended July 31, 2012 compared to the same period in 2011.  Since our inception on December 17, 2007 until July 31, 2012 we have spent $13,750 on rent.

Our management fees were waived for the three months ended July 31, 2012 compared to $30,000 in the same period in 2011.  Since our inception on December 17, 2007 until July 31, 2012 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased to $1,482 for the three months ended July 31, 2012, compared to $0 for the same period in 2011.  Since our inception on December 17, 2007 until July 31, 2012 we have spent $14,638 on general and administrative expenses.

Our legal and accounting fees increased to $1,350 for the three months ended July 31, 2012, compared to $1,206 for the same for the same period in 2011.  Since our inception on December 17, 2007 until July 31, 2012 we have spent $69,329 on legal and accounting expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2012 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2011

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to July 31, 2012.  We have not generated any revenues.  As of July 31, 2012, we have an accumulated deficit of $2,662,128.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $1,680,953 for the six months ended July 31, 2012, compared to a net loss of $64,206 for the six months ended July 31, 2011.  From inception on December 17, 2007 to July 31, 2012, we have incurred a net loss of $2,662,128.  Our basic and diluted loss per share was $(0.03) for the six months ended July 31, 2012, and $(0.00) for the six months ended July 31, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses decreased to $5,832 for the six months ended July 31, 2012, compared to $64,206 for the same period in 2011.  This decrease in expenses is mostly due to waived management fee.  Since our inception on December 17, 2007 to July 31, 2012, we have incurred total operating expenses of $986,463.

Our consulting fees remained unchanged at $1,500 for the six months ended July 31, 2012 compared to the same period in 2011.  Since our inception on December 17, 2007 until July 31, 2012 we have spent $40,346 on consulting fees.

Our rent expense remained unchanged at $1,500 for the six months ended July 31, 2012 compared to the same period in 2011.  Since our inception on December 17, 2007 until July 31, 2012 we have spent $13,750 on rent.

Our management fees were waived for the six months ended July 31, 2012, compared to $60,000 the same period in 2011.  Since our inception on December 17, 2007 until July 31, 2012 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased to $1,482 for the six months ended July 31, 2012, compared to $0 for the same period in 2011.  Since our inception on December 17, 2007 until July 31, 2012 we have spent $14,638 on general and administrative expenses.

Our legal and accounting fees increased to $1,350 for the six months ended July 31, 2012, compared to $1,206 for the same for the same period in 2011.  Since our inception on December 17, 2007 until July 31, 2012 we have spent $69,329 on legal and accounting expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report July 31, 2012 and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second fiscal quarter ended July 31, 2012 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10Q for the Period Ended July 31, 2012
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY MEDIAWORKS CORP.

Date: September 7, 2012	By: /s/ Mark T. Gleason Mark T. Gleason Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)