Form 10-Q
period 2012-10-31
AFFINITY MEDIAWORKS CORP
filed 2012-11-28
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of the period ended in this report, October 31, 2012, the registrant had 100,046 shares of common stock outstanding.
As of the date of filing, November 28, 2012, the registrant had 100,046 shares of common stock outstanding.

1

AFFINITY MEDIAWORKS CORP.

FORM 10-Q

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I

ITEM 1	FINANCIAL STATEMENTS
	Balance Sheets as of October 31, 2012 (Unaudited) and January 31, 2012	3
	Statements of Operations
	For the three months ended October 31, 2012 and October 31, 2011 (Unaudited)
	For the nine months ended October 31, 2012 and October 31, 2011 (Unaudited)	4
	For the cumulative period period from December 17, 2007 (Inception) to October 31, 2012 (Unaudited)
	Statements of Cash Flows (Unaudited)	5
	For the nine months ended October 31, 2012 and October 31, 2011
	For the cumulative period from December 17, 2007 (Inception) to October 31, 2012 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4	CONTROLS AND PROCEDURES	17

	PART II

ITEM 1	LEGAL PROCEEDINGS	18

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4	MINE SAFETY DISCLOSURES	18

ITEM 5	OTHER INFORMATION	18

ITEM 6	EXHIBITS	19

	SIGNATURES	20

EXHIBIT 31.1	SECTION 302 CERTIFICATION

EXHIBIT 32.1	SECTION 906 CERTIFICATION

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Page Numbers
Balance Sheets as of October 31, 2012 (Unaudited) and January 31, 2012	3
Statements of Operations
For the three months ended October 31, 2012 and October 31, 2011 (Unaudited)
For the nine months ended October 31, 2012 and October 31, 2011 (Unaudited)	4
For the cumulative period period from December 17, 2007 (Inception) to October 31, 2012 (Unaudited)
Statements of Cash Flows (Unaudited)
For the nine months ended October 31, 2012 and October 31, 2011	5
For the cumulative period from December 17, 2007 (Inception) to October 31, 2012 (Unaudited)
Notes to Financial Statements (Unaudited)	6

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	(Unaudited)	(Unaudited)
	July 31,	January 31,
	2012	2012

ASSETS	$-	$6
Cash

Total Assets	$-	$6

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$618	$13,039
Accounts Payable - Related Party	1,500	-
Interest Payable - Related Party	119	-
Notes Payable - Related Party	5,102	-

Total Liabilities	7,339	13,039

Stockholder's Equity (Deficit)

Preferred Stock, 10,000,000 shares Authorized; $0.00001 par value
0 shares Issued and Outstanding as of October 31,2012 and January 31, 2012	-	-
Common Stock, 190,000,000 shares Authorized; $0.00001 par value
100,046 shares and 64,808 Issued and Outstanding as of October 31,2012 and January 31, 2012 respectively	1	1
Stock Payable		608,400
Additional Paid-In Capital	2,659,801	359,238
Deficit Accumulated During the Development Stage	(2,667,141)	(981,175)

Total Stockholder's Equity (Deficit)	(7,339)	(13,033)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$-	$6

The accompanying notes are an integral part of these unaudited financial statements

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine	December 17, 2007
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception) to
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011	October 31, 2012

Operating Expenses:
Consulting services	$750	750	$2,250	$2,250	$41,096
General and Admininstrative	897	-	1,682,379	-	1,695,535
Rent	750	750	2,250	2,250	14,500
Legal and Accounting	2,250	400	3,850	1,606	71,829
Management Fees	-	-	-	-	240,000
Loss on Acquision of Note Receivable	-	-	-	60,000	608,400
Total Operating Expenses	4,897	1,900	1,690,729	66,106	2,671,360
Operating Loss	(4,897)	(1,900)	(1,690,729)	(66,106)	(2,671,360)

Other Income (Expense):
Interest Expense	(116)	-	(119)	-	(663)
Gain on Accounts Payable Debt Forgiveness	-	-	4,882		4,882

Net Loss	$(5,013)	$(1,900)	$(1,685,966)	$(66,106)	$(2,667,141)
Basic & Diluted Loss per Common Share	$(0.05)	$(0.03)	$(22.17)	$(1.02)

Weighted Average Common Shares
Outstanding	97,909	64,808	76,049	64,808

The accompanying notes are an integral part of these unaudited financial statements

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
For the Period from December 17, 2007 (Inception) Through October 31, 2012
(Unaudited)
					Deficit
					Accumulated
			Additional		Since	Total
	Common Stock		Paid in	Stock	Development	Stockholders'
	Shares	Par Value	Capital	Payable	Stage	Deficiency
Inception December 17, 2007 - restated to reflect
1:777 reverse stock split effective September 2012	-	$-	$-	$-	$-	$-

Issuance of founder's shares	128,700	1	(1)	-	-	-

Donated services	-	-	500	-	-	500

Net loss					(905)	(905)

Balances at January 31, 2008	128,700	1	499	-	(905)	(405)

Issuance of founder's shares	13,084	-	50,830	-	-	50,830

Donated services	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	272	-	-	272

Shares returned	(77,220)	-	-	-	-	-

Net loss	-	-	-	-	(48,093)	(48,093)

Balances at January 31, 2009	64,564	1	57,601	-	(48,998)	8,604

Donated services	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	272	-	-	272

Net loss	-	-	-		(83,169)	(83,169)

Balances at January 31, 2010	64,564	1	63,873	-	(132,167)	(68,293)

Donated services	-	-	10,651	-	-	10,651

Shares issued for services	244	-	26,596	-	-	26,596

Stock payable for note receivable	-	-	-	608,400	-	608,400

Net loss	-	-	-	-	(772,728)	(772,728)

Balances at January 31, 2011	64,808	1	101,120	608,400	(904,895)	(195,374)

Donated services	-	-	6,000	-	-	6,000

Donated management fees	-	-	240,000	-	-	240,000

Donated related party accounts payable	-	-	4,271	-	-	4,271

Donated review fees	-	-	8,350	-	-	8,350

Net loss	-	-	-	-	(76,280)	(76,280)

Balances at January 31, 2012	64,808	1	359,741	608,400	(981,175)	(13,033)

Donated services	-	-	4,500	-	-	4,500

Donated related party accounts payable	-	-	7,160	-	-	7,160

Stock issued for services	30,888	-	1,680,000	-	-	1,680,000

Stock issued for note receivable	4,350	-	608,400	(608,400)	-	-

Net loss	-	-	-		(1,685,966)	(1,685,966)

Balances at October 31, 2012	100,046	$1	2,659,801	$-	$(2,667,141)	$(7,339)

The accompanying notes are an integral part of these unaudited financial statements

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine	December 17, 2007
	Months Ended	Months Ended	(Date of Inception) to
	October 31, 2012	October 31, 2011	October 31, 2012
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,685,966)	$(66,106)	(2,667,141)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for Services	1,680,000	-	1,706,596
Gain on Accounts Payable Debt Forgiveness	(4,882)	-	(4,882)
Donated Consulting Services and Rent	4,500	4,500	33,651
Imputed Interest on Shareholder Advance	-	-	544
Loss on Acquision of Note Receivable	-	-	608,400
Changes in operating assets and liabilities:
Accounts Payable	(379)	-	256,931
Accounts Payable - Related party	1,500	-	1,500
Interest Payable	119	61,606	119
Net Cash (used in) Provided by Operating Activities	(5,108)	-	(64,282)

CASH FLOWS FROM FINANCING
Proceeds from Sale of Common Stock	-	21	50,830
Proceeds from Loans - Related Party	5,102	-	5,102
Donated Audit and Review Fees	-	-	8,350
Net Cash (used in) Provided by Financing Activities	5,102	21	64,282

Net (Decrease) Increase in Cash	(6)	21	-
Cash at Beginning of Period	6	9	-

Cash at End of Period	$-	$30	$-

Supplimental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non Cash Disclosures:
Stock Issued in Exchange for Stock Payable	$608,400	$-	$608,400
Forgiveness of Accounts Payable by Related Party	$7,160	$-	$11,431
Forgiveness of Management Fees by Related Party	$-	$-	$240,000

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of October 31, 2012 and January 31, 2012 there were no cash equivalents.

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

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended October 31, 2012, there were no applicable items on which the fair value option was elected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
 (A Development Stage Company)
NOTES TO FINANICAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
 (A Development Stage Company)
NOTES TO FINANICAL STATEMENTS
(UNAUDITED)

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $2,667,141 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2012, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

 NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended October 31, 2012 the Company recognized a total of $4,500 for donated rent and services provided by the President and Director of the Company.

As of October 31, 2012, Affinity Mediaworks incurred a liability to Cortland Communications, LLC in the amount of $5,102. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC, a majority shareholder in Affinity Mediaworks Corp. The promissory note bears simple interest at 15% per annum. Affinity Mediaworks Corp. currently owes Cortland Communications, LLC $5,102 in principal on this note, with interest accrued of $119.

As of October 31, 2012, Affinity Mediaworks Corp. has incurred a liability to Lyboldt-Daly, Inc. in the amount of $1,500. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp.  Joseph Passalaqua is the sole officer of Lyboldt-Daly, Inc. and the Secretary of Cortland Communications, a majority shareholder in Affinity Mediaworks Corp.

As of October 31, 2012, all activities of Affinity Mediaworks Corp. have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – ACCOUNTS PAYABLE FORGIVENESS

As of October 31, 2012, $7,160 in accounts payable was forgiven by related parties, balance forgiven was recorded as additional paid in capital.

As of October 31, 2012, $4,882 in accounts was forgiven by non-related parties. The Company recorded a net gain of $4,882 from the debt forgiven in accounts payable by non-related parties.

NOTE 5 - COMMON STOCK

Affinity issued 100,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 10,166,000 shares of common stock were issued to the public on May 15, 2008 for $50,830.

On January 7, 2009, the Company filed an Amendment for 200,000,000 shares to be authorized as Common Stock, with the par value of $0.00001.

As of January 31, 2011, the Company wrote off stock payable for $608,400 as the party was not able to pay for the balance of the note receivable of $338,000. A stock receivable of

As of January 31, 2011, 189,969 shares were issued for services for services valued at $26,596 using the closing price of the stock on the date of grant.

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

On September 18, 2012 the Company recorded minutes on a proposed a 1 for 777 reverse stock split.  As of the date of this filing the common stock issued and outstanding has been adjusted retroactively back to inception to reflect this change. The Company has not had the reverse stock split approved by FINRA or been provided with a record date as of the date of this filing. As of October 31, 2012 the common stock issued and outstanding has been adjusted retroactively back to inception to reflect a proposed 1 for 777 reverse stock split.

As of  October 31, 2012, Affinity Mediaworks Corp. has  a 190,000,000 shares of common stock authorized at $0.00001 par value per share and 100,046 shares of common stock issued and outstanding.

NOTE 6 - INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $336,289 as of January 31, 2012 and $344,888 as of October 31, 2012.  The significant components of the deferred tax asset as of January 31, 2012 and October 31, 2012 are as follows:

	10/31/12	01/31/12

Deferred Tax Assets	$120,711	$117,701
Valuations allowance	(120,711)	(117,701)

Net deferred tax asset	$--	$--

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

NOTE 8 – SUBSEQUENT EVENT

The Company has no subsequent events to disclose.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $2,667,141 for the period from December 17, 2007 (inception) to October 31, 2012, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At January 31, 2012, we had $6 cash on hand and a deficit accumulated during the development stage of $981,175. At October 31, 2012, we had $0 cash on hand and a deficit accumulated during the development stage of $2,667,141.  See “Liquidity and Capital Resources.”

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

At January 31, 2012, we had $6 cash on hand and a deficit accumulated during the development stage of $981,175. At October 31, 2012, we had $0 cash on hand and a deficit accumulated during the development stage of $2,667,141. Our primary source of liquidity for the current quarter has been donated capital and loans from shareholders.  As of October 31, 2012 we have  promissory notes due to Cortland Communications, LCC in the amount of $5,102. These notes bear a simple interest rate of 15% per annum and are payable upon demand. As of October 31, 2012 the accrued interest on this note is $119.

Net cash used in operating activities was $5,108 during the nine months ended October 31, 2012.

Net cash provided by investing activities was $0 during the nine months ended October 31, 2012.

Net cash provided by financing activities was $5,102 during the nine months ended October 31, 2012.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $2,667,141 for the period from December 17, 2007 (inception) through October 31, 2012. The company had net loss of $1,685,966 for the nine months ended October 31, 2012 as compared to a net loss of $66,106 for the nine months ended October 31, 2011.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2012 the Company had total current assets of $6 and total liabilities of $13,039, which resulted in a working capital deficit of $13,033. As of October 31, 2012, the Company had total current assets of $0 and total current liabilities of $7,339 resulting in a working capital deficit of $7,339.

RESULTS OF OPERTIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2011

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to October 31, 2012.  We have not generated any revenues.  As of October 31, 2012, we have an accumulated deficit of $2,667,141.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $5,013 for the three months ended October 31, 2012, compared to a net loss of $1,900 for three months ended October 31, 2011.  From inception on December 17, 2007 to October 31, 2012, we have incurred a net loss of $2,667,141. Our basic and diluted loss per share was $(0.05) for the three months ended October 31, 2012, and $(0.03) for the three months ended October 31, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $4,897 for the three months ended October 31, 2012, compared to $1,900 for the same period in 2011.  This increase in expenses is mostly due to accounting fees.  Since our inception on December 17, 2007 to October 31, 2012, we have incurred total operating expenses of $2,671,360

Our consulting services remained unchanged at $750 for the three months ended October 31, 2012 compared to the same period in 2011.  Since our inception on December 17, 2007 until October 31, 2012 we have spent $41,096 on consulting fees.

Our rent expense remained unchanged at $750 for the three months ended October 31, 2012 compared to the same period in 2011.  Since our inception on December 17, 2007 until October 31, 2012 we have spent $14,500 on rent.

Our management fees were $0 for the three months ended October 31, 2012 and October 31, 2011.  Since our inception on December 17, 2007 until October 31, 2012 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased to $897 for the three months ended October 31, 2012, compared to $0 for the same period in 2011.  Since our inception on December 17, 2007 until October 31, 2012 we have spent $1,695,535 on general and administrative expenses.

Our legal and accounting fees increased to $2,500 for the three months ended October 31, 2012, compared to $400 for the same for the same period in 2011.  Since our inception on December 17, 2007 until October 31, 2012 we have spent $71,829 on legal and accounting expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2012 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2011

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to October 31, 2012.  We have not generated any revenues.  As of October 31, 2012, we have an accumulated deficit of $2,667,141.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $1,685,966 for the nine months ended October 31, 2012, compared to a net loss of $66,106 for the nine months ended October 31, 2011.  From inception on December 17, 2007 to October 31, 2012, we have incurred a net loss of $2,667,141.  Our basic and diluted loss per share was $(22.17) for the nine months ended October 31, 2012, and $(1.02) for the nine months ended October 31, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $1,690,729 for the nine months ended October 31, 2012, compared to $66,106 for the same period in 2011.  This increase in expenses is mostly due to consulting fees of $1,680,000 in 2012.  Since our inception on December 17, 2007 to October 31, 2012, we have incurred total operating expenses of $2,671,360.

Our consulting services remained unchanged at $2,250 for the nine months ended October 31, 2012 compared to the same period in 2011.  Since our inception on December 17, 2007 until October 31, 2012 we have spent $41,096 on consulting fees.

Our rent expense remained unchanged at $2,250 for the nine months ended October 31, 2012 compared to the same period in 2011.  Since our inception on December 17, 2007 until October 31, 2012 we have spent $14,500 on rent.

Our management fees were $0 for the nine months ended October 31, 2012 and October 31, 2011.  Since our inception on December 17, 2007 until October 31, 2012 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies and a consulting fee.  Our general and administrative expenses increased to $1,682,379 for the nine months ended October 31, 2012, compared to $0 for the same period in 2011.  Since our inception on December 17, 2007 until October 31, 2012 we have spent $1,695,535 on general and administrative expenses.

Our legal and accounting fees increased to $3,850 for the nine months ended October 31, 2012, compared to $1,606 for the same for the same period in 2011.  Since our inception on December 17, 2007 until October 31, 2012 we have spent $71,829 on legal and accounting expenses.

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

On October 31, 2012, Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended October 31, 2012 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10Q for the Period Ended October 31, 2012
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 28, 2012	AFFINITY MEDIAWORKS CORP. By: /s/ Mark T. Gleason Mark T. Gleason Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)