Form 10-K
period 2013-01-31
AFFINITY MEDIAWORKS CORP
filed 2013-03-08
CIK 1433821

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from _______ to _______

AFFINITY MEDIAWORKS CORP.
 (Exact name of registrant as specified in its charter)

Nevada	75-3265854
(State or other jurisdiction of	(I.R.S. Employer Identification no.)
incorporation or organization)

5460 Lake Road
Tully, New York	13159
(Address of principal executive offices)	(Zip Code)

(315) 727-5788
 (Registrant's telephone number, including area code)

455 Route 306, Suite M#2922 Monsey, New York 10952
Former Tel: (206) 426-5044
 (Former name, former address and former fiscal year,
if changed since last report)

Securities to be registered under Section 12(b) of the Act:

Title of each class:
 None

Name of each exchange on which registered:
 None

Securities to be registered under Section 12(g) of the Act:
None
 (Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes (  )       No  (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes (  )    No  (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)  No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes (X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)
Large accelerated filer ( )                                                                Accelerated filer  ( )
Non-accelerated filer  ( )                                                                Smaller reporting company  (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X)   No  ( )

State issuer’s revenues for its most recent fiscal year.   $ 0

As of January 31, 2013, the last business day of the fiscal year, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $3,001 (based on a closing price of $0.03 per share).

As of the period ended in this report, January 31, 2013, the registrant had 100,046 shares of common stock outstanding.
As of the date of filing, March 8, 2013 the registrant had 100,046 shares of common stock outstanding.

AFFINITY MEDIAWORKS CORP.
(A DEVELOPMENT STAGE COMPANY)

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2013

PART I

FORWARD-LOOKING INFORMATION

All statements contained in this Form 10K, other than statements of historical facts, which address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words "believe,"  "anticipate,"  "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10K, unless the context requires otherwise, "we" or "us" or “us" means Affinity Mediaworks Corp.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

BASIS OF PRESENTATION

The audited financial statements of Affinity Mediaworks Corp., a Nevada corporation (“Affinity,” the “Company,” “our” or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with U.S. generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

ITEM 1.   BUSINESS

Description of Business

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of January 31, 2013 we had cash of $0.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

Our current principal business activity is to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method. More specifically, we are seeking the consummation of a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity. As a “reporting company,” we may be more attractive to a private target because our common stock is eligible to be quoted on the OTC Bulletin Board.  However, there is no assurance that we will be quoted on the OTC Bulletin Board.

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

Research and Development

We have not spent any amounts on research and development activities during the year ended January 31, 2013.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Intellectual Property

As of January 31, 2013 we did not own any intellectual property.

Employees

The company does not have any employees.  Mark Gleason is our President, Secretary, Chief Executive Officer, and Chief Financial Officer and does not have an employment agreement.

ITEM 1.A - RISK FACTORS

Not applicable.

ITEM 2. - LEGAL PROCEEDINGS

Not Applicable.

ITEM 3. - PROPERTIES

We currently maintain a mailing address at 5460 Lake Road   Tully, New York 13159.
Our telephone number there is (315) 727-5788.

Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the near future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our President, Mr. Passalaqua. It is likely that we will not establish an office until we have completed a business acquisition transaction, but it is not possible to predict that arrangements will actually be made with respect to future office facilities.

We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 4. – MINE SAFETY DISCLOSURES

Not Applicable.

 PART II

ITEM 5. – MARKET FOR REGISTRANT’S RELATED STOCKHOLDER MATTERS AND SMALL BUISNESS ISSUER PURCHASES OF EQUITY SECURITIES

 (a)              Market Information. There is a limited trading market for our common stock at present and there has been minimal trading market to date. On October 17, 2008, our shares began trading on FINRA’s Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “GBKR.”   On January 30, 2009 our symbol was changed to “AFFW” to reflect our name change.  There is a limited public market for our common stock.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.

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

Our common stock is classified as a penny stock and as such, broker dealers dealing in our common stock will be subject to the disclosure rules for transactions involving penny stocks, which require the broker dealer to determine if purchasing our common stock is suitable for a particular investor.  The broker dealer must also obtain the written consent of purchasers to purchase our common stock.  The broker dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker dealer last purchased or sold our common stock.  These additional burdens imposed on broker dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell their shares

 (b)           Holders. As of January 31, 2013 there were approximately 52 record holders of 100,046 shares of the Company's common stock.

 (c)             Dividend Policy. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

 (d)            Securities Authorized for Issuance Under Equity Compensation Plans. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

 (e)           Recent Sale of Unregistered Securities.  None.

(f) Transfer Agent.	Island Stock Transfer
15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760 Phone: 727-289-0010 Fax: 727-289-0069

ITEM 6. – SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $2,678,510 for the period from December 17, 2007 (inception) to January 31, 2013, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At January 31, 2012, we had $6 cash on hand and a deficit accumulated during the development stage of $981,175. At January 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $2,678,510.  See “Liquidity and Capital Resources.”

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

At January 31, 2012, we had $6 cash on hand and a deficit accumulated during the development stage of $981,175. At January  31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $2,678,510. Our primary source of liquidity for the current quarter has been donated capital and loans from shareholders.  As of January 31, 2013 we have  promissory notes due to Cortland Communications, LCC in the amount of $8,202. These notes bear a simple interest rate of 15% per annum and are payable upon demand. As of January 31, 2013 the accrued interest on this note is $356.

Net cash used in operating activities was $8,208 during the twelve months ended January 31, 2013.

Net cash provided by investing activities was $0 during the twelve months ended January 31, 2013.

Net cash provided by financing activities was $8,202 during the twelve months ended January 31, 2013.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $2,678,510 for the period from December 17, 2007 (inception) through January 31, 2013. The company had net loss of $1,697,335 for the period ended January 31, 2013 as compared to a net loss of $76,280 for the period ended January 31, 2012.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2012 the Company had total current assets of $6 and total liabilities of $13,039, which resulted in a working capital deficit of $13,033. As of January 31, 2013, the Company had total current assets of $0 and total current liabilities of $17,208 resulting in a working capital deficit of $17,208.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JANUARY 31, 2013 COMPARED TO THE TWELVE MONTHS ENDED JANUARY 31, 2012

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to January 31, 2013.  We have not generated any revenues.  As of January 31, 2013, we have an accumulated deficit of $2,678,510.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $1,697,335 for the twelve months ended January 31, 2013, compared to a net loss of $76,280 for the twelve months ended January 31, 2012.  From inception on December 17, 2007 to January 31, 2013, we have incurred a net loss of $2,678,510.  Our basic and diluted loss per share was $(20.67) for the year ended January 31, 2013, and $(1.18) for the year ended January 31, 2012.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $1,701,861 for the twelve months ended January 31, 2013, compared to $76,280 for the same period in 2012.  This increase in expenses is mostly due to a consulting fee in G&A of $1,680,000 in 2012.  Since our inception on December 17, 2007 to January 31, 2013, we have incurred total operating expenses of $2,682,492.

Our consulting services remained unchanged at $3,000 for the twelve months ended January 31, 2013 compared to the same period in 2012.  Since our inception on December 17, 2007 until January 31, 2013 we have spent $41,846 on consulting fees.

Our rent expense remained unchanged at $3,000 for the twelve months ended January 31, 2013 compared to the same period in 2011.  Since our inception on December 17, 2007 until January 31, 2013 we have spent $15,250 on rent.

Our management fees were $0 for the twelve months ended January 31, 2013 and $60,000 for the twelve months ended January 31, 2012.  Since our inception on December 17, 2007 until January 31, 2013 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies and a consulting fee.  Our general and administrative expenses increased to $1,684,261 for the twelve months ended January 31, 2013, compared to $24 for the same period in 2012.  Since our inception on December 17, 2007 until January 31, 2013 we have spent $1,697,417 on general and administrative expenses.

Our legal and accounting fees increased to $11,600 for the twelve months ended January 31, 2013, compared to $10,256 for the same for the same period in 2012.  Since our inception on December 17, 2007 until January 31, 2013 we have spent $79,579 on legal and accounting expenses.

Common Stock

Affinity issued 128,700 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 13,084 shares of common stock were issued to the public on May 15, 2008 for $50,830 and 77,220 shares were returned to the treasury on July 31, 2008.

On January 7, 2009, the Company filed an Amendment for 200,000,000 shares to be authorized as Common Stock, with the par value of $0.00001.

In 2010 the Company recorded a note receivable for $338,000 and a $270,000 loss on acquisition in exchange for a stock payable of 3,380,000 shares valued at $608,400. The stock was valued based on fair market value on the date of the grant.
In 2011 Affinity wrote off the note receivable for $338,000 as a loss on acquisition as the party was not able to pay off the balance of note.  As of January 31, 2011, the Company had a $608,400 stock payable related to these transactions.

As of January 31, 2011, 244 shares were issued for services for services valued at $26,596 using the closing price of the stock on the date of grant.

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

On July 25, 2012 the company recorded a stock payable for consulting services valued at $1,680,000 using the closing price of the stock on the date of the grant. A Stock Purchase was signed during the change of control that stated that at the Closing, the Buyer shall issue on behalf of the Company 24,000,000 shares in three shares certificates and this was recorded as a Stock Payable valued at $1,680,000. The stock was valued based on fair market value on the date of the grant.
On August 2, 2012, 30,888 shares of common stock were issued in exchange for the Stock Payable:
Robert Thast  9,009
Phillip Brooks 9,009
Yuriy Nesterchuck 12,870

On August 20, 2012 the Company filed a Certificate of Amendment with the State of Nevada and reclassified the capital stock as 190,000,000 common stock with a par value of $0.00001 and 10,000,000 blank check preferred stock with a par value of $0.00001.

On August 23, 2012, in exchange for the stock payable of $608,400, 4,350 shares of common stock were issued.

On September 18, 2012 the Company recorded minutes on a proposed a 1 for 777 reverse stock split.  As of the date of this filing the common stock issued and outstanding has been adjusted retroactively back to inception to reflect this change. The Company has not had the reverse stock split approved by FINRA or been provided with a record date as of the date of this filing. As of January 31, 2013 the common stock issued and outstanding has been adjusted retroactively back to inception to reflect a proposed 1 for 777 reverse stock split.

As of  January 31, 2013, Affinity Mediaworks Corp. has  a 190,000,000 shares of common stock authorized at $0.00001 par value per share and 100,046 shares of common stock issued and outstanding.

Preferred Stock

On August 20, 2012 the Company filed a Certificate of Amendment with the State of Nevada and reclassified 10,000,000 Capital stock as Preferred stock with a par value of $0.00001. There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Annual Filing.

ITEM 7.A – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial statements for the years ended January 31, 2012 and January 31, 2013, including the notes thereto, together with the report of independent certified public accountants thereon, are presented below.

Affinity Mediaworks Corp.
(Formerly Green Bikes Rental Corporation)
January 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Affinity MediaWorks Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Affinity MediaWorks Corp. (A Development Stage Company) as of January 31, 2013 and 2012 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the periods then ended and from inception (December 17, 2007)  through January 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affinity MediaWorks Corp. as of January 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses and insufficient working capital to meet operating needs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 8, 2013

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
BALANCE SHEETS

	January 31,	January 31,
	2013	2012

ASSETS	$-	$6
Cash

Total Assets	$-	$6

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$650	$13,039
Accounts Payable - Related Party	3,000	-
Accrued Expense	5,000	-
Interest Payable - Related Party	356	-
Notes Payable - Related Party	8,202	-

Total Liabilities	17,208	13,039

Stockholders' Equity (Deficit)
Preferred Stock 10,000,000 shares Authorized; $0.00001 par value 0 shares Issued and Outstanding as of January 31,2013 and January 31, 2012
Common Stock, 190,000,000 shares Authorized; $0.00001 par value 64,808 shares Issued and Outstanding as of Janaury 31,2012 and 100,046 shares Issued and Outstanding as of January 31,2013	1	1
Common Stock Payable	-	608,400
Additional Paid-In Capital	2,661,301	359,741
Deficit Accumulated During the Development Stage	(2,678,510)	(981,175)

Total Stockholders' Equity (Deficit)	(17,208)	(13,033)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$6

The accompanying notes are an integral part of these audited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year	For the Year	December 17, 2007
	Ended	Ended	(Date of Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013

Revenues:	$-	$-	$-

Operating Expenses:
Consulting services	3,000	3,000	41,846
General and Admininstrative	1,684,261	24	1,697,417
Rent	3,000	3,000	15,250
Legal and Accounting	11,600	10,256	79,579
Management Fees	-	60,000	240,000
Loss on Acquision of Note Receivable	-	-	608,400
Total Operating Expenses	1,701,861	76,280	2,682,492
Operating Loss	(1,701,861)	(76,280)	(2,682,492)

Other Income (Expense):
Interest Expense	(356)	-	(900)
Gain on Accounts Payable Debt Forgiveness	4,882	-	4,882

Net Loss	$(1,697,335)	$(76,280)	$(2,678,510)
Basic & Diluted Loss per Common Share	$(20.67)	$(1.18)

Weighted Average Common Shares
Outstanding	82,129	64,808

The accompanying notes are an integral part of these audited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year	For the Year	December 17, 2007
	Ended	Ended	(Date of Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,697,335)	$(76,280)	(2,678,510)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for Services	1,680,000	-	1,706,596
Gain on Accounts Payable Debt Forgiveness	(4,882)	-	(4,882)
Donated Consulting Services and Rent	6,000	6,000	35,151
Imputed Interest on Shareholder Advance	-	-	544
Loss on Acquision of Note Receivable	-	-	608,400
Changes in operating assets and liabilities:
Accounts Payable	(347)	61,927	256,963
Accounts Payable - Related party	3,000	-	3,000
Accrued Expenses	5,000	-	5,000
Interest Payable - Related party	356	-	356
Net Cash (used in) Provided by Operating Activities	(8,208)	(8,353)	(67,382)

CASH FLOWS FROM FINANCING
Proceeds from Sale of Common Stock	-	-	50,830
Proceeds from Loans - Related Party	8,202	-	8,202
Donated Audit and Review Fees	-	8,350	8,350
Net Cash (used in) Provided by Financing Activities	8,202	8,350	67,382

Net (Decrease) Increase in Cash	(6)	(3)	-
Cash at Beginning of Period	6	9	-

Cash at End of Period	$-	$6	$-

Supplimental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non Cash Disclosures:
Stock Issued in Exchange for Stock Payable	$608,400	$-	$608,400
Forgiveness of Accounts Payable by Related Party	$7,160	$4,271	$11,431
Forgiveness of Management Fees by Related Party	$-	$240,000	$240,000

The accompanying notes are an integral part of these audited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
For the Period from December 17, 2007 (Inception) Through January 31, 2013

					Deficit
					Accumulated
			Additional		Since	Total
	Common Stock		Paid in	Stock	Development	Stockholders'
	Shares	Par Value	Capital	Payable	Stage	Deficiency

Inception December 17, 2007	-	$-	$-	$-	$-	$-

Issuance of founder's shares	128,700	1	(1)	-	-	-

Donated services	-	-	500	-	-	500

Net loss					(905)	(905)

Balances at January 31, 2008	128,700	1	499	-	(905)	(405)

Issuance of founder's shares	13,084	-	50,830	-	-	50,830

Donated services	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	272	-	-	272

Shares returned	(77,220)	-	-	-	-	-

Net loss	-	-	-	-	(48,093)	(48,093)

Balances at January 31, 2009	64,564	1	57,601	-	(48,998)	8,604

Donated services	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	272	-	-	272

Net loss	-	-	-		(83,169)	(83,169)

Balances at January 31, 2010	64,564	1	63,873	-	(132,167)	(68,293)

Donated services	-	-	10,651	-	-	10,651

Shares issued for services	244	-	26,596	-	-	26,596

Stock payable for note receivable	-	-	-	608,400	-	608,400

Net loss	-	-	-	-	(772,728)	(772,728)

Balances at January 31, 2011	64,808	1	101,120	608,400	(904,895)	(195,374)

Donated services	-	-	6,000	-	-	6,000

Donated management fees	-	-	240,000	-	-	240,000

Donated related party accounts payable	-	-	4,271			4,271

Donated review fees	-	-	8,350	-	-	8,350

Net loss	-	-	-	-	(76,280)	(76,280)

Balances at January 31, 2012	64,808	1	359,741	608,400	(981,175)	(13,033)

Donated services	-	-	6,000	-	-	6,000

Donated related party accounts payable	-	-	7,160	-	-	7,160

Stock issued for services	30,888	-	1,680,000	-	-	1,680,000

Stock issued for stock payable	4,350	-	608,400	(608,400)	-	-

Net loss	-	-	-		(1,697,335)	(1,697,335)

Balances at January 31, 2013	100,046	$1	2,661,301	$-	$(2,678,510)	$(17,208)

The accompanying notes are an integral part of these audited financial statements.

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

On August 20, 2012 the Company filed a Certificate of Amendment with the State of Nevada and reclassified the capital stock as 190,000,000 common stock with a par value of $0.00001 and 10,000,000 blank check preferred stock with a par value of $0.00001

On September 18, 2012 the Company recorded minutes on a proposed a 1 for 777 reverse stock split.  As of the date of this filing the common stock issued and outstanding has been adjusted retroactively back to inception to reflect this change.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of January 31, 2013 and 2012 there were no cash equivalents.

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

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended January 31, 2013, there were no applicable items on which the fair value option was elected.

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

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
 (A Development Stage Company)
NOTES TO FINANICAL STATEMENTS
(UNAUDITED)

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $2,678,510 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2013, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the twelve months ended January 31, 2013 the Company recognized a total of $6,000 for donated rent and services provided by the President and Director of the Company.

As of January 31, 2013, Affinity Mediaworks incurred a liability to Cortland Communications, LLC in the amount of $8,202 Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC, a majority shareholder in Affinity Mediaworks Corp. The promissory note bears simple interest at 15% per annum. Affinity Mediaworks Corp. currently owes Cortland Communications, LLC $8,202 in principal on this note, with interest accrued of $356.

As of January 31, 2013, Affinity Mediaworks Corp. has incurred a liability to Lyboldt-Daly, Inc. in the amount of $3,000. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp.  Joseph Passalaqua is the President of Lyboldt-Daly, Inc. and the Secretary of Cortland Communications, a majority shareholder in Affinity Mediaworks Corp.

As of January 31, 2013, all activities of Affinity Mediaworks Corp. have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – ACCOUNTS PAYABLE FORGIVENESS

As of January 31, 2013, $7,160 in accounts payable was forgiven by related parties, balance forgiven was recorded as additional paid in capital.

As of January 31, 2013, $4,882 in accounts was forgiven by non-related parties. The Company recorded a net gain of $4,882 from the debt forgiven in accounts payable by non-related parties.

NOTE 5 - COMMON STOCK

Affinity issued 128,700 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 13,084 shares of common stock were issued to the public on May 15, 2008 for $50,830 and 77,220 shares were returned to the treasury on July 31, 2008.

On January 7, 2009, the Company filed an Amendment for 200,000,000 shares to be authorized as Common Stock, with the par value of $0.00001.

In 2010 the Company recorded a note receivable for $338,000 and a $270,000 loss on acquisition in exchange for a stock payable of 3,380,000 shares valued at $608,400. The stock was valued based on fair market value on the date of the grant.
In 2011 Affinity wrote off the note receivable for $338,000 as a loss on acquisition as the party was not able to pay off the balance of note.  As of January 31, 2011, the Company had a $608,400 stock payable related to these transactions.

As of January 31, 2011, 244 shares were issued for services for services valued at $26,596 using the closing price of the stock on the date of grant.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
 (A Development Stage Company)
NOTES TO FINANICAL STATEMENTS
(UNAUDITED)

NOTE 2 - GOING CONCERN (Continued)

On July 25, 2012 the company recorded a stock payable for consulting services valued at $1,680,000 using the closing price of the stock on the date of the grant. A Stock Purchase was signed during the change of control that stated that at the Closing, the Buyer shall issue on behalf of the Company 24,000,000 shares in three shares certificates and this was recorded as a Stock Payable valued at $1,680,000. The stock was valued based on fair market value on the date of the grant.
On August 2, 2012, 30,888 shares of common stock were issued in exchange for the Stock Payable:
Robert Thast 9,009
Phillip Brooks 9,009
Yuriy Nesterchuck 12,870

On August 20, 2012 the Company filed a Certificate of Amendment with the State of Nevada and reclassified the capital stock as 190,000,000 common stock with a par value of $0.00001 and 10,000,000 blank check preferred stock with a par value of $0.00001.

On August 23, 2012, in exchange for the stock payable of $608,400, 4,350 shares of common stock were issued.

On September 18, 2012 the Company recorded minutes on a proposed a 1 for 777 reverse stock split.  As of the date of this filing the common stock issued and outstanding has been adjusted retroactively back to inception to reflect this change. The Company has not had the reverse stock split approved by FINRA or been provided with a record date as of the date of this filing. As of January 31, 2013 the common stock issued and outstanding has been adjusted retroactively back to inception to reflect a proposed 1 for 777 reverse stock split.

As of  January 31, 2013, Affinity Mediaworks Corp. has  a 190,000,000 shares of common stock authorized at $0.00001 par value per share and 100,046 shares of common stock issued and outstanding.

NOTE 6 - INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $336,289 as of January 31, 2012 and $352,506 as of January 31, 2013.  The significant components of the deferred tax asset as of January 31, 2012 and January 31, 2013 are as follows:

	1/31/13	01/31/12

Deferred Tax Assets	$119,852	$117,701
Valuations allowance	(119,852)	(117,701)

Net deferred tax asset	$--	$--

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

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9. A – CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

On January 31, 2013, Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected and is not effective.

As of January 31, 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended January 31, 2013 on March 8, 2013, with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do have not proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, M&K CPAS PLLC, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, M&K CPAS PLLC expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, January 31, 2013 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9. B – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERANCE

Set forth below is the name of our Officers and Directors.
Name	Age	Position Held
Mark T. Gleason	57	President ; CEO; CEO; Director

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director.  The directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities.  No annual meetings.

Sole Officer and Director

Mark T. Gleason, age 57, is a graduate of Auburn Community College with an Associate’s Degree in Political Science. He was formerly President of MTG Communications, Inc. and is currently an officer of Cortland Communications LLC.  Since March 4, 2010, Mr. Gleason has been an independent consultant with Ambit Energy LLC.

Family Relationships

There are no family relationships among our officers or directors.

Involvement in Certain Legal Proceedings

During the past five years no director or executive officer of the company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Significant Employees

The Company has no employees.  Our sole officer and director serves as such on as-needed basis. The Company does not have any consultants or third parties.

Committees of the Board of Directors

Because of our limited resources, our Board does not currently have an established audit committee or executive committee. The current members of the Board perform the functions of an audit committee, governance/nominating committee, and any other committee on an as needed basis. If and when the Company grows its business and/or becomes profitable, the Board intends to establish such committees.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Mr. Mark Gleason, the President, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  We do not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no business operations, management believes the services of a financial expert are not warranted.

Nominating Committee

  We do not have a Nominating Committee or Nominating Committee Charter.  Mr. Mark Gleason, our President, performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Code of Ethics

 A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

ITEM 11. – EXECUTIVE COMPENSATION

Our sole officer and directors has not received any cash remuneration. Officers will not receive any remuneration upon completion of an offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

There is no understanding or agreement regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The  following  table  sets  forth  each  person  known  by the Company to be the beneficial  owner of five  percent or more of the  common  stock of the Company and the Officers and Director separately and as a group of the Company.  Each such person has sole voting and investment power with respect to the shares shown.
Name and Address of Beneficial Owner	Amount of Beneficial Ownership*	Percentage of Class*

Cortland Communications, LLC	51,480	51%

All executive officers and directors as a group	51,480	51%

*The amount is based on 100,046 shares of Common Stock outstanding as of January 31, 2013.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

During the twelve months ended January 31, 2013 the Company recognized a total of $6,000 for donated rent and services provided by the President and Director of the Company.

In 2012 and 2013, Affinity Mediaworks incurred liabilities to Cortland Communications LLC, a majority shareholder, of which Mark Gleason is the President and Joseph Passalaqua is the Secretary. The notes bear simple interest at 15% per annum. As of January 31, 2013, Affinity Mediaworks Corp. currently owes Cortland Communications LLC $8,202 in principal these notes, with interest accrued of $356.

As of January 31, 2013, Affinity Mediaworks has incurred a liability to Lyboldt-Daly, Inc. in the amount of $3,000.  Lyboldt-Daly completed the bookkeeping and internal accounting for Affinity Mediaworks, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and the Secretary of Cortland Communications LLC, a majority shareholder in Affinity Mediaworks Corp..

As of January 31, 2013, all activities of Affinity Mediaworks Corp. has been conducted by the corporate officer from either his home or business office.  Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

ITEM 14. – PRINCIPAL ACCOUNTING FEES

Aggregate fees billed by the Company's principal accountants, “M&K CPAS PLLC”, for audit services and  aggregate fees billed by “The Accurum Group, PLLC” for tax preparation in the most recent two fiscal years, were as follows:
	FISCAL 2013	FISCAL 2012
Audit Fees (1)	$7,000.00	$6,000.00
Tax Fees (2)	$750.00	$0
Other Fees	$0	$0

(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by M&K CPAS PLLC, as well as the fees charged by M&K CPAS PLLC for such services. We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

PART IV

ITEM 15.  EXHBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10K for the Period Ended Janaury 31, 2013
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 8, 2013	AFFINITY MEDIAWORKS CORP. By: /s/ Mark T. Gleason Mark T. Gleason Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)