Form 10-Q
period 2013-04-30
AFFINITY MEDIAWORKS CORP
filed 2013-05-22
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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
Yes (  )    No  (X)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes (X ) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes (X ) No ( )
                                             APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, April 30, 2013, the registrant had 100,046 shares of common stock outstanding.
As of the date of filing, May 22, 2013, the registrant had 100,046 shares of common stock outstanding.

AFFINITY MEDIAWORKS CORP.

FORM 10-Q

TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of April 30, 2013 (Unaudited) and January 31, 2012 (Audited)	4
Statements of Operations For the three months ended April 30, 2013 and April 30, 2012 (Unaudited) For the cumulative period from December 17, 2007 (Inception) to April 30, 2013 (Unaudited)	5
Statements of Cash Flows For the three months ended April 30, 2013 and April 30, 2012 (Unaudited) For the cumulative period from December 17, 2007 (Inception) to April 30, 2013 (Unaudited)	6
Notes the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mining Safety Disclosure	16
Item 5. Other Information	16
Item 6. Exhibits	17

SIGNATURES	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
BALANCE SHEETS
	Unaudited
	April 30,	January 31,
	2013	2013

ASSETS	$-	$-
Cash

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$1,769	$650
Accounts Payable - Related Party	4,500	3,000
Accrued Expense	1,500	5,000
Interest Payable - Related Party	722	356
Notes Payable - Related Party	13,103	8,202

Total Liabilities	21,594	17,208

Stockholders' Equity (Deficit)
Preferred Stock 10,000,000 shares Authorized; $0.00001 par value
0 shares Issued and Outstanding as of January 31, 2013 and April 30, 2013	-	-
Common Stock, 190,000,000 shares Authorized; $0.00001 par value
100,046 shares Issued and Outstanding as of Janaury 31, 2013 and April 30, 2013	1	1
Additional Paid-In Capital	2,662,801	2,661,301
Deficit Accumulated During the Development Stage	(2,684,396)	(2,678,510)

Total Stockholders' Equity (Deficit)	(21,594)	(17,208)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	December 17, 2007
	Months Ended	Months Ended	(Date of Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013

Revenues:	$-	$-	$-

Operating Expenses:
Consulting services	750	750	42,596
General and Admininstrative	1,020	-	1,698,437
Rent	750	750	16,000
Legal and Accounting	3,000	-	82,579
Management Fees	-	-	240,000
Loss on Acquision of Note Receivable	-	-	608,400
Total Operating Expenses	5,520	1,500	2,688,012
Operating Loss	(5,520)	(1,500)	(2,688,012)

Other Income (Expense):
Interest Expense	(366)	-	(1,266)
Gain on Accounts Payable Debt Forgiveness	-	-	4,882

Net Loss	$(5,886)	$(1,500)	$(2,684,396)
Basic & Diluted Loss per Common Share	$(0.06)	$(0.02)

Weighted Average Common Shares
Outstanding	100,046	64,808

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three	December 17, 2007
	Months Ended	Months Ended	(Date of Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(5,886)	$(1,500)	$(2,684,396)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for Services	-	-	1,706,596
Gain on Accounts Payable Debt Forgiveness	-	-	(4,882)
Donated Consulting Services and Rent	1,500	1,500	36,651
Imputed Interest on Shareholder Advance	-	-	544
Loss on Acquisition of Note Receivable	-	-	608,400
Changes in operating assets and liabilities:
Accounts Payable	1,119	-	258,082
Accounts Payable - Related party	1,500	-	4,500
Accrued Expenses	(3,500)	-	1,500
Interest Payable - Related party	366	-	722
Net Cash (used in) Provided by Operating Activities	(4,901)	-	(72,283)

CASH FLOWS FROM FINANCING
Proceeds from Sale of Common Stock	-	-	50,830
Proceeds from Loans - Related Party	4,901	-	13,103
Donated Audit and Review Fees	-	-	8,350
Net Cash (used in) Provided by Financing Activities	4,901	-	72,283

Net (Decrease) Increase in Cash	-	-	-
Cash at Beginning of Period	-	6	-

Cash at End of Period	$-	$6	$-

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non Cash Disclosures:
Stock Issued in Exchange for Stock Payable	$-	$-	$608,400
Forgiveness of Accounts Payable by Related Party	$-	$-	$11,431
Forgiveness of Management Fees by Related Party	$-	$-	$240,000

The accompanying notes are an integral part of these unaudited financial statements.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of April 30, 2013 and January 31, 2013 there were no cash equivalents.

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

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended April 30, 2013, there were no applicable items on which the fair value option was elected.

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

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
 (A Development Stage Company)
NOTES TO FINANICAL STATEMENTS
(UNAUDITED)

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating $(2,684,396) as of April 30, 2013 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2013 the Company recognized a total of $1,500 for donated rent and services provided by the President and Director of the Company.

As of April 30, 2013, Affinity Mediaworks has incurred liabilities to Cortland Communications, LLC in the amount of $13,103.  Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC, a majority shareholder in Affinity Mediaworks Corp. These promissory notes bears simple interest at 15% per annum. Affinity Mediaworks Corp. currently owes Cortland Communications, LLC $13,103 in principal on this note, with interest accrued of $722.

As of April 30, 2013, Affinity Mediaworks Corp. has incurred a liability to Lyboldt-Daly, Inc. in the amount of $4,500. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp.  Joseph Passalaqua is the President of Lyboldt-Daly, Inc. and the Secretary of Cortland Communications, a majority shareholder in Affinity Mediaworks Corp.

As of April 30, 2013, all activities of Affinity Mediaworks Corp. have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - COMMON STOCK

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
In 2011 Affinity wrote off the note receivable for $338,000 as a loss on acquisition as the party was not able to pay off the balance of note.  As of the Company year end of January 31, 2011, the Company had a $608,400 stock payable related to these transactions.

As of  the Company year end of January 31, 2011, 244 shares were issued for services for services valued at $26,596 using the closing price of the stock on the date of grant.

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

NOTE 4 - COMMON STOCK (Continued)

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

As of  April 30, 2013, Affinity Mediaworks Corp. has  a 190,000,000 shares of common stock authorized at $0.00001 par value per share and 100,046 shares of common stock issued and outstanding.

NOTE 5 – CHANGE OF CONTROL

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

NOTE 6 – SUBSEQUENT EVENT

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

BUSINESS PLAN OF OPERATION

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of April 30, 2013 we had cash of $0.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

Our current principal business activity is to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method. More specifically, we are seeking the consummation of a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity. As a “reporting company,” we may be more attractive to a private target because our common stock is eligible to be quoted on the OTC Bulletin Board.  However, there is no assurance that we will be quoted on the OTC Bulletin Board.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(2,684,396) for the period from December 17, 2007 (inception) to April 30, 2013, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At January 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(2,678,510). At April 30, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(2,684,396).  See “Liquidity and Capital Resources.”

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

At January 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(2,678,510). At April 30, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(2,684,396). Our primary source of liquidity for the current quarter has been donated capital and loans from shareholders.  As of April 30, 2013 we have  promissory notes due to Cortland Communications, LCC in the amount of $13,103. These notes bear a simple interest rate of 15% per annum and are payable upon demand. As of April 30, 2013 the accrued interest on these notes is $722.

Net cash used in operating activities was $4,901 during the three months ended April 30, 2013.

Net cash provided by investing activities was $0 during the three months ended April 30, 2013.

Net cash provided by financing activities was $4,901 during the three months ended April 30, 2013.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(2,684,396) for the period from December 17, 2007 (inception) through April 30, 2013. The company had net loss of $(5,886) for the three months ended April 30, 2013 as compared to a net loss of $(1,500) for the three months ended April 30, 2012.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2013 the Company had total current assets of $0 and total liabilities of $17,208, which resulted in a working capital deficit of $(17,208). As of April 30, 2013, the Company had total current assets of $0 and total current liabilities of $21,594 resulting in a working capital deficit of $(21,594).

RESULTS OF OPERTIONS FOR THE THREE MONTHS ENDED APRIL 30, 2013 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2012

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to April 30, 2013.  We have not generated any revenues.  As of April 30, 2013, we have an accumulated deficit of $(2,684,396).  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $(5,886) for the three months ended April 30, 2013, compared to a net loss of $(1,500) for three months ended April 30, 2012.  From inception on December 17, 2007 to April 30, 2013, we have incurred a net loss of $(2,684,396). Our basic and diluted loss per share was $(0.06) for the three months ended April 30, 2013, and $(0.02) for the three months ended April 30, 2012.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $5,520 for the three months ended April 30, 2013, compared to $1,500 for the same period in 2012.  This increase in expenses is mostly due to accounting fees.  Since our inception on December 17, 2007 to April 30, 2013, we have incurred total operating expenses of $2,688,012.

Our consulting services remained unchanged at $750 for the three months ended April 30, 2013 compared to the same period in 2012.  Since our inception on December 17, 2007 until April 30, 2013 we have spent $42,596 on consulting fees.

Our rent expense remained unchanged at $750 for the three months ended April 30, 2013 compared to the same period in 2012.  Since our inception on December 17, 2007 until April 30, 2013 we have spent $16,000 on rent.

Our management fees were $0 for the three months ended April 30, 2013 and April 30, 2012.  Since our inception on December 17, 2007 until April 30, 2013 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased to $1,020 for the three months ended April 30, 2013, compared to $0 for the same period in 2012.  Since our inception on December 17, 2007 until April 30, 2013 we have spent $1,698,437 on general and administrative expenses. Our legal and accounting fees increased to $3,000 for the three months ended April 30, 2013, compared to $0 for the same for the same period in 2012.  Since our inception on December 17, 2007 until April 30, 2013 we have spent $82,579 on legal and accounting expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above and are not effective.

On April 30, 2013, Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended April 30, 2013 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10Q for the Period Ended April 30, 2013
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 22, 2013	AFFINITY MEDIAWORKS CORP. By: /s/ Mark T. Gleason Mark T. Gleason Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)