Form 10-Q
period 2013-06-30
AFFINITY MEDIAWORKS CORP
filed 2013-09-03
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-150548

AFFINITY MEDIAWORKS CORP.
(Exact name of registrant as specified in its charter)

Nevada	75-3265854
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of icorporation or organization)

96 Norwood Avenue
Suite 214
Moncton, NB
Canada	E1C 6L9
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code 1(800) 653-5374

5460 Lake Road
Tully, New York 13159
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
Yes (X ) No ( )
                                             APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, July 31, 2013, the registrant had 134,735,969 shares of common stock outstanding.
As of the date of filing, September 3, 2013, the registrant had 146,735,969 shares of common stock outstanding.

AFFINITY MEDIAWORKS CORP.

FORM 10-Q

TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of July 31, 2013 (Unaudited) and January 31, 2012 (Audited)	4
Statements of Operations For the three months ended July 31, 2013 and July 31, 2012 (Unaudited) For the six months ended July 31, 2013 and July 31, 2012 (Unaudited) For the cumulative period from December 17, 2007 (Inception) to July 31, 2013 (Unaudited)	5
Statement of Changes in Stockholders' Deficit for the cumulative period from December 17, 2007 (Inception) to July 31, 2013 (Unaudited)	6
Statements of Cash Flows For the three months ended July 31, 2013 and July 31, 2012 (Unaudited) For the cumulative period from December 17, 2007 (Inception) to July 31, 2013 (Unaudited)	7
Notes the Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	17

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mining Safety Disclosure	19
Item 5. Other Information	19
Item 6. Exhibits	20

SIGNATURES	21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
BALANCE SHEETS

	July 31,	January 31,
	2013	2013
	(Unaudited)

ASSETS	$-	$-
Cash

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$2,000	$650
Accounts Payable - Related Party	5,500	3,000
Accrued Expense	1,500	5,000
Interest Payable - Related Party	-	356
Notes Payable - Related Party	100	8,202

Total Liabilities	9,100	17,208

Stockholders' Equity (Deficit)
Preferred Stock 10,000,000 shares Authorized; $0.00001 par value
0 shares Issued and Outstanding as of July 31, 2013 and January 31,2013	-	-
Common Stock, 190,000,000 shares Authorized; $0.00001 par value
77,735,969 shares Issued and Outstanding as of Janaury 31,2013 and
134,735,969 shares Issued and Outstanding as of July 31,2013	1,347	777
Additional Paid-In Capital	4,372,955	2,660,525
Deficit Accumulated During the Development Stage	(4,383,402)	(2,678,510)

Total Stockholders' Equity (Deficit)	(9,100)	(17,208)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months	December 17, 2007
	Ended	Ended	Ended	Ended	(Date of Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	July 31, 2013

Revenues:	$-	$-	$-	$-	$-

Operating Expenses:
Consulting services	750	750	1,500	1,500	43,346
General and Admininstrative	700	1,681,482	1,720	1,681,482	1,699,137
Rent	750	750	1,500	1,500	16,750
Legal and Accounting	2,500	1,350	5,500	1,350	85,079
Management Fees	-	-	-	-	240,000
Loss on Acquision of Note Receivable	-	-	-	-	608,400
Total Operating Expenses	4,700	1,684,332	10,220	1,685,832	2,692,712
Operating Loss	(4,700)	(1,684,332)	(10,220)	(1,685,832)	(2,692,712)

Other Income (Expense):
Interest Expense	(404)	(3)	(770)	(3)	(1,670)
Gain on Accounts Payable Debt Forgiveness	-	4,882	-	4,882	4,882
Loss on Debt Conversion	(1,693,902)	-	(1,693,902)	-	(1,693,902)

Net Loss	$(1,699,006)	$(1,679,453)	$(1,704,892)	$(1,680,953)	$(4,383,402)
Basic & Diluted Loss per Common Share	$(0.02)	$(0.03)	$(0.02)	$(0.03)

Weighted Average Common Shares
Outstanding	89,507,708	50,355,969	83,719,394	50,355,969

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
For the Period from December 17, 2007 (Inception) Through July 31, 2013
(Unaudited)

					Deficit
					Accumulated
			Additional		Since	Total
	Common Stock		Paid in	Stock	Development	Stockholders'
	Shares	Par Value	Capital	Payable	Stage	Deficiency

Inception December 17, 2007	-	$-	$-	$-	$-	$-

Issuance of founder's shares	100,000,000	1,000	(1,000)	-	-	-

Donated services	-	-	500	-	-	500

Net loss					(905)	(905)

Balances at January 31, 2008	100,000,000	1,000	(500)	-	(905)	(405)

Issuance of founder's shares	10,166,000	102	50,728	-	-	50,830

Donated services	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	272	-	-	272

Shares returned	(60,000,000)	(600)	600	-	-	-

Net loss	-	-	-	-	(48,093)	(48,093)

Balances at January 31, 2009	50,166,000	502	57,100	-	(48,998)	8,604

Donated services	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	272	-	-	272

Net loss	-	-	-		(83,169)	(83,169)

Balances at January 31, 2010	50,166,000	502	63,372	-	(132,167)	(68,293)

Donated services	-	-	10,651	-	-	10,651

Shares issued for services	189,969	2	26,594	-	-	26,596

Stock payable for note receivable	-	-	-	608,400	-	608,400

Net loss	-	-	-	-	(772,728)	(772,728)

Balances at January 31, 2011	50,355,969	504	100,617	608,400	(904,895)	(195,374)

Donated services	-	-	6,000	-	-	6,000

Donated management fees	-	-	240,000	-	-	240,000

Donated related party accounts payable	-	-	4,271			4,271

Donated review fees	-	-	8,350	-	-	8,350

Net loss	-	-	-	-	(76,280)	(76,280)

Balances at January 31, 2012	50,355,969	504	359,238	608,400	(981,175)	(13,033)

Donated services	-	-	6,000	-	-	6,000

Donated related party accounts payable	-	-	7,160	-	-	7,160

Stock issued for services	24,000,000	240	1,679,760	-	-	1,680,000

Stock issued for stock payable	3,380,000	33	608,367	(608,400)	-	-

Net loss	-	-	-		(1,697,335)	(1,697,335)

Balances at January 31, 2013	77,735,969	777	2,660,525	-	(2,678,510)	(17,208)

Donated services	-	-	3,000	-	-	3,000

Stock issued for conversion of debt	57,000,000	570	1,709,430	-	-	1,710,000

Net loss	-	-	-	-	(1,704,892)	(1,704,892)

Balances at July 31, 2013	134,735,969	$1,347	$4,372,955	$-	$(4,383,402)	$(9,100)

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months	For the Six Months	December 17, 2007
	Ended	Ended	(Date of Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,704,892)	$(1,680,953)	(4,383,402)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for Services	-	1,680,000	1,706,596
Gain on Accounts Payable Debt Forgiveness	-	(4,882)	(4,882)
Donated Consulting Services and Rent	3,000	3,000	38,151
Imputed Interest on Shareholder Advance	-	-	544
Loss on Stock Conversion	1,693,902		1,693,902
Loss on Acquision of Note Receivable	-	-	608,400
Changes in operating assets and liabilities:
Accounts Payable	1,350	1,282	258,313
Accounts Payable - Related party	2,500	500	5,500
Accrued Expenses	(3,500)	-	1,500
Interest Payable - Related party	770	3	1,126
Net Cash (used in) Provided by Operating Activities	(6,870)	(1,050)	(74,252)

CASH FLOWS FROM FINANCING
Proceeds from Sale of Common Stock	-	-	50,830
Proceeds from Loans - Related Party	6,870	1,050	15,072
Donated Audit and Review Fees	-	-	8,350
Net Cash (used in) Provided by Financing Activities	6,870	1,050	74,252

Net (Decrease) Increase in Cash		-	-
Cash at Beginning of Period	-	6	-

Cash at End of Period	$-	$6	$-

Supplimental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non Cash Disclosures:
Stock Issued in Conversion of Debt to Related Party	$16,098		$16,098
Stock Issued in Exchange for Stock Payable	$-	$-	$608,400
Forgiveness of Accounts Payable by Related Party	$-	$7,160	$11,431
Forgiveness of Management Fees by Related Party	$-	$-	$240,000

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

On September 18, 2012 the Company recorded minutes on a proposed a 1 for 777 reverse stock split.  The common stock issued on all previous quarterly and annual filings after that date reflected the reverse split retroactively, pending approval from FINRA. On July 12, 2013, the Company recorded minutes to cancel the reverse stock split. As of the date of this filing the common stock issued and outstanding has been adjusted retroactively back to inception to reflect this change.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of July 31, 2013 and January 31, 2013 there were no cash equivalents.

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

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended July 31, 2013, there were no applicable items on which the fair value option was elected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
 (A Development Stage Company)
NOTES TO FINANICAL STATEMENTS
(UNAUDITED)

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating $(4,383,402) as of July 31, 2013 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended July 31, 2013 the Company recognized a total of $3,000 for donated rent and services provided by the President and Director of the Company.

In 2012 and 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $16,097 in both notes payable and accrued interest on those notes.  Cortland Communications, LLC is a majority shareholder in Affinity Mediaworks Corp.  On July 12, 2012, 57,000,000 shares of common stock were issued to Cortland Communications, LLC in exchange for all notes payable and accrued interest outstanding as of that date, in the amount of $16,098. On July 31, 2013, Affinity Mediaworks incurred a liability to Cortland Communications, LLC in the amount of $100.  The promissory note bears simple interest at 15% per annum. As of July 31, 2013, Affinity Mediaworks Corp. currently owes Cortland Communications, LLC $100 in principal on this note, with interest accrued of $0.

As of July 31, 2013, Affinity Mediaworks Corp. has incurred a liability to Lyboldt-Daly, Inc. in the amount of $5,500. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp.  Joseph Passalaqua is the President of Lyboldt-Daly, Inc. and the Secretary of Cortland Communications, a majority shareholder in Affinity Mediaworks Corp.

As of July 31, 2013, all activities of Affinity Mediaworks Corp. have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - COMMON STOCK

Affinity issued 100,000,000 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 100,166,000 shares of common stock were issued to the public on May 15, 2008 for $50,830 and 60,000,000 shares were returned to the treasury on July 31, 2008.

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

As of the Company year end January 31, 2011, 189,969 shares were issued for services for services valued at $26,596 using the fair market closing price of the stock on the date of grant.

On July 25, 2012 the company recorded a stock payable for consulting services valued at $1,680,000 using the closing price of the stock on the date of the grant. A Stock Purchase was signed during the change of control that stated that at the Closing, the Buyer shall issue on behalf of the Company 24,000,000 shares in three shares certificates and this was recorded as a Stock Payable valued at $1,680,000. The stock was valued based on fair market closing price on the date of the grant.

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

On September 18, 2012 the Company recorded minutes on a proposed a 1 for 777 reverse stock split.  The common stock issued on all previous quarterly and annual filings after that date reflected the reverse split retroactively, pending approval from FINRA.

On July 2, 2013, the Company recorded minutes and issued a cancellation of the proposed 1 for 777 reverse stock split. As of July 31, 2013 the common stock issued has been adjusted retroactively back to inception to reflect the cancellation of the reverse stock split.

On July 12, 2013, in exchange for notes payable and accrued interest of $16,098, 57,000,000 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction.

As of  July 31, 2013, Affinity Mediaworks Corp. has  a 190,000,000 shares of common stock authorized at $0.00001 par value per share and 134,735,969 shares of common stock issued and outstanding.

NOTE 5 – CHANGE OF CONTROL

On July 23, 2012 there was a change of control and 40,000,000 shares were transferred from Yulia Nesterchuk to Cortland Communications, LLC.  Cortland Communications, LLC is currently the majority shareholder with 97,000,000 shares, consisting of 72% of the outstanding common stock in Affinity Mediaworks Corp.

On July 13, 2013 Mark Gleason resigned as President, Chief Executive Officer, Chief Financial Officer and Director of the Company. Timo Strattner was appointed President, Chief Executive Officer, Chief Financial Officer and Director and Charles Van Houten was appointed Chief Operating Officer and Director.

NOTE 6 – SUBSEQUENT EVENT

On August 13, 2013 the Company issued 12,000,000 shares of common stock for the purchase price of $120,000.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of July 31, 2013 we had cash of $0.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

Our current principal business activity is to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method. More specifically, we are seeking the consummation of a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity. As a “reporting company,” we may be more attractive to a private target because our common stock is eligible to be quoted on the OTC Bulletin Board.  However, there is no assurance that we will be quoted on the OTC Bulletin Board.

It is the intent of management and our significant stockholder, Cortland Communications LLC to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or our significant stockholder, Cortland Communications LLC to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources of funding, there will be substantial doubt about our ability to continue as a going concern.

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

EMPLOYEES

The company does not have any employees.  Timo Strattner is our President, Secretary, Chief Executive Officer, and Chief Financial Officer and does not have an have employment agreement.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(4,383,402) for the period from December 17, 2007 (inception) to July 31, 2013, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At January 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(2,678,510). At July 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,383,402).  See “Liquidity and Capital Resources.”

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

At January 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(2,678,510). At July 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,383,402). Our primary source of liquidity for the current quarter has been donated capital and loans from shareholders.  On July 12, 2012, in exchange for the cancellation of notes payable and accrued interest of $16,098, 57,000,000 shares of common stock were issued to Cortland Communications, LLC. As of July 31, 2013 the Company has one outstanding promissory note due to Cortland Communications, LCC in the amount of $100. This note bears a simple interest rate of 15% per annum and is payable upon demand. As of July 31, 2013 the accrued interest on these notes is $0.

Net cash used in operating activities was $6,870 during the six months ended July 31, 2013.

Net cash provided by investing activities was $0 during the six months ended July 31, 2013.

Net cash provided by financing activities was $6,870 during the six months ended July 31, 2013.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(4,383,402) for the period from December 17, 2007 (inception) through July 31, 2013. The company had net loss of $(1,704,892) for the six months ended July 31, 2013 as compared to a net loss of $(1,680,953) for the six months ended July 31, 2012.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2013 the Company had total current assets of $0 and total liabilities of $17,208, which resulted in a working capital deficit of $(17,208). As of July 31, 2013, the Company had total current assets of $0 and total current liabilities of $9,100 resulting in a working capital deficit of $(9,100).

RESULTS OF OPERTIONS FOR THE THREE MONTHS ENDED JULY 31, 2013 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2012

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to July 31, 2013.  We have not generated any revenues.  As of July 31, 2013, we have an accumulated deficit of $(4,383,402).  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $(1,699,006) for the three months ended July 31, 2013, compared to a net loss of $(1,684,335) for three months ended April 30, 2012.  From inception on December 17, 2007 to July 31, 2013, we have incurred a net loss of $(4,383,402).  Our basic and diluted loss per share was $(0.02) for the three months ended July 31, 2013, and $(0.03) for the three months ended July 31, 2012.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses decreased to $4,700 for the three months ended July 31, 2013, compared to $1,684,332 for the same period in 2012.  This decrease in expenses is mostly due to G&A expense in 2012.  Since our inception on December 17, 2007 to July 31, 2013, we have incurred total operating expenses of $2,692,712.

Our consulting services remained unchanged at $750 for the three months ended July 31, 2013 compared to the same period in 2012.  Since our inception on December 17, 2007 until July 31, 2013 we have spent $43,346 on consulting fees.

Our rent expense remained unchanged at $750 for the three months ended July 31, 2013 compared to the same period in 2012.  Since our inception on December 17, 2007 until July 31, 2013 we have spent $16,750 on rent.

Our management fees were $0 for the three months ended July 31, 2013 and July 31, 2012.  Since our inception on December 17, 2007 until July 31, 2013 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased to $700 for the three months ended July 31, 2013, compared to $1,681,482 for the same period in 2012.  Since our inception on December 17, 2007 until July 31, 2013 we have spent $1,699,137 on general and administrative expenses. Our legal and accounting fees increased to $2,500 for the three months ended July 31, 2013, compared to $1,350 for the same for the same period in 2012.  Since our inception on December 17, 2007 until July 31, 2013 we have spent $85,079 on legal and accounting expenses.

RESULTS OF OPERTIONS FOR THE SIX MONTHS ENDED JULY 31, 2013 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2012

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to July 31, 2013.  We have not generated any revenues.  As of July 31, 2013, we have an accumulated deficit of $(4,383,402). At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $(1,704,892) for the six months ended July 31, 2013, compared to a net loss of $(1,680,953) for six months ended July 31, 2012.  From inception on December 17, 2007 to July 31, 2013, we have incurred a net loss of $(4,383,402).  Our basic and diluted loss per share was $(0.02) for the three months ended July 31, 2013, and $(0.03) for the three months ended July 31, 2012.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses decreased to $10,220 for the six months ended July 31, 2013, compared to $1,685,832 for the same period in 2012. This decrease in expenses is mostly due to G&A expense in 2012.  Since our inception on December 17, 2007 to July 31, 2013, we have incurred total operating expenses of $2,692,712

Our consulting services remained unchanged at $1,500 for the six months ended July 31, 2013 compared to the same period in 2012.  Since our inception on December 17, 2007 until July 31, 2013 we have spent $43,346 on consulting fees.

Our rent expense remained unchanged at $1,500 for the six months ended July 31, 2013 compared to the same period in 2012.  Since our inception on December 17, 2007 until July 31, 2013 we have spent $16,750 on rent.

Our management fees were $0 for the six months ended July 31, 2013 and July 31, 2012.  Since our inception on December 17, 2007 until July 31, 2013 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased to $1,720 for the six months ended July 31, 2013, compared to $1,681,482 for the same period in 2012.  Since our inception on December 17, 2007 until July 31, 2013 we have spent $1,699,137 on general and administrative expenses. Our legal and accounting fees increased to $5,500 for the six months ended July 31, 2013, compared to $1,350 for the same for the same period in 2012.  Since our inception on December 17, 2007 until July 31, 2013 we have spent $85,079 on legal and accounting expenses

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On July 31, 2013, Timo Stratton, our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including Timo Strattner, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of July 31, 2013 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of July 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. As required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second fiscal quarter ended July 31, 2013 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10Q for the Period Ended July 31, 2013
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

AFFINITY MEDIAWORKS CORP.

Date: September 3, 2013	By: /s/ Timo Strattner Timo Strattner Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)

Date: September 3, 2013	By: /s/ Charles Van Houten Charles Van Houten Chief Operating Officer and Director