Form 10-Q/A
period 2013-07-30
AFFINITY MEDIAWORKS CORP
filed 2013-09-05
CIK 1433821

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

Explanatory Note

Affinity Mediaworks Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended July 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 3, 2013 (the “Original Filing Date”), solely to correct an EDGAR filing error notation that does not appear on any of the filed documents which stated that the Form 10-Q was for the period ended June 30, 2013 instead of the correct July 31, 2013.

No changes of any kind have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY MEDIAWORKS CORP.

Date: September 5 , 2013	By: /s/ Timo Strattner Timo Strattner Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)

Date: September 5 , 2013	By: /s/ Charles Van Houten Charles Van Houten Chief Operating Officer and Director