Form 10-Q
period 2013-10-31
AFFINITY MEDIAWORKS CORP
filed 2013-12-10
CIK 1433821

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

Commission file number 333-150548

AFFINITY MEDIAWORKS CORP.

 (Exact name of registrant as specified in its charter)

Nevada	75-3265854
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

5460 Lake Road

Tully, New York 13159

(Address of principal executive offices)

(315) 727-5788

Issuer’s telephone number

96 Norwood Avenue
Suite 214
Moncton, NB E1C 6L9

Canada

1-800-653-5374

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes (X ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, October 31, 2013, the registrant had 134,735,969 shares of common stock outstanding.

As of the date of filing, December 10, 2013, the registrant had 134,735,969 shares of common stock outstanding.

TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION	4
Item 1. Financial Statements
Balance Sheets as of October 31, 2013 (Unaudited) and January 31, 2013	5
Statements of Operations For the three months ended October 31, 2013 and October 31, 2012 (Unaudited) For the nine months ended October 31, 2013 and October 31, 2012 (Unaudited) For the cumulative period from December 17, 2007 (Inception) to October 31, 2013 (Unaudited)	6
Statement of Changes in Stockholders' Deficit for the cumulative period from December 17, 2007 (Inception) to October 31, 2013 (Unaudited)	7
Statements of Cash Flows For the nine months ended October 31, 2013 and October 31, 2012 (Unaudited) For the cumulative period from December 17, 2007 (Inception) to October 31, 2013 (Unaudited)	8
Notes the Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mining Safety Disclosure	20
Item 5. Other Information	20
Item 6. Exhibits	22

SIGNATURES	22

3

PART I – FINANCIAL INFORMATION

Financial Statements

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
BALANCE SHEETS

	October 31,	January 31,
	2013	2013
	(Unaudited)

ASSETS
Cash	$—	$—
Prepaid Expense	1,000	—

Total Assets	$1,000	$—

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$2,500	$650
Accounts Payable - Related Party	6,500	3,000
Accrued Expense	—	5,000
Interest Payable	118	—
Interest Payable - Related Party	9	356
Notes Payable	3,597	—
Notes Payable - Related Party	1,600	8,202

Total Liabilities	14,324	17,208

Stockholders' Equity (Deficit)
Preferred Stock 10,000,000 shares Authorized; $0.00001 par value 0 shares Issued and Outstanding as of October 31, 2013 and January 31, 2013	—	—
Common Stock, 190,000,000 shares Authorized; $0.00001 par value 77,735,969 shares Issued and Outstanding as of January 31, 2013 and 134,735,969 shares Issued and Outstanding as of October 31, 2013	1,347	777
Additional Paid-In Capital	4,374,455	2,660,525
Deficit Accumulated During the Development Stage	(4,389,126)	(2,678,510)

Total Stockholders' Equity (Deficit)	(13,324)	(17,208)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,000	$—

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	December 17, 2007 (Date of Inception)
	Ended	Ended	Ended	Ended	to
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Revenues:	$—	$—	$—	$—	$—

Operating Expenses:
Consulting services	750	750	2,250	2,250	44,096
General and Administrative	1,597	897	3,317	1,682,379	1,700,734
Rent	750	750	2,250	2,250	17,500
Legal and Accounting	2,500	2,500	8,000	3,850	87,579
Management Fees	—	—	—	—	240,000
Loss on Acquisition of Note Receivable	—	—	—	—	608,400
Total Operating Expenses	5,597	4,897	15,817	1,690,729	2,698,309
Operating Loss	(5,597)	(4,897)	(15,817)	(1,690,729)	(2,698,309)

Other Income (Expense):
Interest Expense	(127)	(116)	(897)	(119)	(1,797)
Gain on Accounts Payable Debt Forgiveness	—	—	—	4,882	4,882
Loss on Debt Conversion	—	—	(1,693,902)	—	(1,693,902)

Net Loss	$(5,724)	$(5,013)	$(1,710,616)	$(1,685,966)	$(4,389,126)
Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted Average Common Shares
Outstanding	134,735,969	51,207,952	103,880,597	76,075,317

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
For the Period from December 17, 2007 (Inception) Through July 31, 2013
(Unaudited)
					Deficit
		Paid			Accumulated
	Common	in	Additional		Since	Total
	Stock	Par	Stock	Development	Stockholders'
	Shares	Value	Capital	Payable	Stage	Deficiency

Inception December 17, 2007	—	$—	$—	$—	$—	$—

Issuance of founder's shares	100,000,000	1,000	(1,000)	—	—	—

Donated services	—	—	500	—	—	500

Net loss					(905)	(905)

Balances at January 31, 2008	100,000,000	1,000	(500)	—	(905)	(405)

Issuance of founder's shares	10,166,000	102	50,728	—	—	50,830

Donated services	—	—	6,000	—	—	6,000

Imputed interest in shareholder advances	—	—	272	—	—	272

Shares returned	(60,000,000)	(600)	600	—	—	—

Net loss	—	—	—	—	(48,093)	(48,093)

Balances at January 31, 2009	50,166,000	502	57,100	—	(48,998)	8,604

Donated services	—	—	6,000	—	—	6,000

Imputed interest in shareholder advances	—	—	272	—	—	272

Net loss	—	—	—		(83,169)	(83,169)

Balances at January 31, 2010	50,166,000	502	63,372	—	(132,167)	(68,293)

Donated services	—	—	10,651	—	—	10,651

Shares issued for services	189,969	2	26,594	—	—	26,596

Stock payable for note receivable	—	—	—	608,400	—	608,400

Net loss	—	—	—	—	(772,728)	(772,728)

Balances at January 31, 2011	50,355,969	504	100,617	608,400	(904,895)	(195,374)

Donated services	—	—	6,000	—	—	6,000

Donated management fees	—	—	240,000	—	—	240,000

Donated related party accounts payable	—	—	4,271			4,271

Donated review fees	—	—	8,350	—	—	8,350

Net loss	—	—	—	—	(76,280)	(76,280)

Balances at January 31, 2012	50,355,969	504	359,238	608,400	(981,175)	(13,033)

Donated services	—	—	6,000	—	—	6,000

Donated related party accounts payable	—	—	7,160	—	—	7,160

Stock issued for services	24,000,000	240	1,679,760	—	—	1,680,000

Stock issued for stock payable	3,380,000	33	608,367	(608,400)	—	—

Net loss	—	—	—		(1,697,335)	(1,697,335)

Balances at January 31, 2013	77,735,969	777	2,660,525	—	(2,678,510)	(17,208)

Donated services	—	—	4,500	—	—	4,500

Stock issued for conversion of debt	57,000,000	570	1,709,430	—	—	1,710,000

Net loss	—	—	—	—	(1,710,616)	(1,710,616)

Balances at October 31, 2013	134,735,969	$1,347	$4,374,455	$—	$(4,389,126)	$(13,324)

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months	For the Nine Months	December 17, 2007 (Date of Inception)
	Ended	Ended	to
	October 31, 2013	October 31, 2012	October 31, 2013
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,710,616)	$(1,685,966)	(4,389,126)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for Services	—	1,680,000	1,706,596
Gain on Accounts Payable Debt Forgiveness	—	(4,882)	(4,882)
Donated Consulting Services and Rent	4,500	4,500	39,651
Imputed Interest on Shareholder Advance	—	—	544
Loss on Debt Conversion	1,693,902	—	1,693,902
Loss on Acquisition of Note Receivable	—	—	608,400
Changes in operating assets and liabilities:
Accounts Payable	3,094	(260)	260,066
Accounts Payable - Related party	3,153	1,500	6,500
Accrued Expenses	(5,000)	—	—
Prepaid Expenses	(1,000)	—	(1,000)
Net Cash (used in) Provided by Operating Activities	(11,967)	(5,108)	(79,349)

CASH FLOWS FROM FINANCING
Proceeds from Sale of Common Stock	—	—	50,830
Proceeds from Loans - Related Party	8,370	5,102	16,572
Proceeds from Loans	3,597	—	3,597
Donated Audit and Review Fees	—	—	8,350
Net Cash (used in) Provided by Financing Activities	11,967	5,102	79,349

Net (Decrease) Increase in Cash		(6)	—
Cash at Beginning of Period	—	6	—

Cash at End of Period	$—	$—	$—

Supplemental Disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non Cash Disclosures:
Stock Issued in Conversion of Debt to Related Party	$16,098	$—	$16,098
Stock Issued in Exchange for Stock Payable	$—	$608,400	$608,400
Forgiveness of Accounts Payable by Related Party	$—	$7,160	$11,431
Forgiveness of Management Fees by Related Party	$—	$—	$240,000

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.

(Formerly Green Bikes Rental Corporation)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of October 31, 2013 and January 31, 2013 there were no cash equivalents.

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

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended October 31, 2013, there were no applicable items on which the fair value option was elected.

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

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating $(4,389,126) as of October 31, 2013 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended October 31, 2013 the Company recognized a total of $4,500 for donated rent and services provided by the President and Director of the Company.

In 2012 and 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $16,098 in both notes payable and accrued interest on those notes. Cortland Communications, LLC is a majority shareholder in Affinity Mediaworks Corp. Mark T. Gleason is the Managing Member of Cortland Communications, LLC and President, CEO, CFO of Affinity Mediaworks Corp. On July 12, 2013, 57,000,000 shares of common stock were issued to Cortland Communications, LLC in exchange for all notes payable and accrued interest outstanding as of that date, in the amount of $16,098, paid in full.

In July - October 2013, Affinity Mediaworks incurred liabilities to Cortland Communications, LLC in the amount of $1,600. These promissory notes bear simple interest at 15% per annum. As of October 31, 2013, Affinity Mediaworks Corp. currently owes Cortland Communications, LLC $1,600 in principal on this note, with interest accrued of $9.

As of October 31, 2013, Affinity Mediaworks Corp. has incurred a liability to Lyboldt-Daly, Inc. in the amount of $6,500. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp. Joseph Passalaqua is the President of Lyboldt-Daly, Inc. and the Secretary of Cortland Communications, LLC, a majority shareholder in Affinity Mediaworks Corp.

As of October 31, 2013, all activities of Affinity Mediaworks Corp. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – NOTES PAYABLE

From July 2013 – October 2013, Affinity Mediaworks incurred liabilities to a third party in the amount of $3,597. These promissory notes bear simple interest at 15% per annum. As of October 31, 2013, Affinity Mediaworks Corp. currently owes $3,597 in principal on these notes, with interest accrued of $118.

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

On July 2, 2013, the Company recorded minutes and issued a cancellation of the proposed 1 for 777 reverse stock split. As of October 31, 2013 the common stock issued has been adjusted retroactively back to inception to reflect the cancellation of the reverse stock split.

On July 12, 2013, in exchange for notes payable and accrued interest of $16,098, 57,000,000 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction.

During August 2013, 13,000,000 shares of common stock were issued, then subsequently cancelled by the Company and are not included in the shares issued and outstanding.

As of October 31, 2013, Affinity Mediaworks Corp. has a 190,000,000 shares of common stock authorized at $0.00001 par value per share and 134,735,969 shares of common stock issued and outstanding.

NOTE 6 – CHANGE OF CONTROL

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

On November 12, 2013, Mark Gleason was elected President, CEO, CFO – sole officer and director and Timo Strattner and Charles Van Houten were removed as officers and directors by vote of the majority shareholder.

NOTE 7 – SUBSEQUENT EVENT

On November 12, 2013, the majority shareholder, Cortland Communications, LLC voted to remove both Timo Strattner as President, CEO, CFO and Charles Van Houten as Chief Operating Officer and Director of the Company and elected Mark Gleason as President, CEO, CFO – sole officer and director.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of October 31, 2013 we had cash of $0.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

Our current principal business activity is to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method. More specifically, we are seeking the consummation of a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity. As a “reporting company,” we may be more attractive to a private target because our common stock is eligible to be quoted on the OTC Bulletin Board. However, there is no assurance that we will be quoted on the OTC Bulletin Board.

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

EMPLOYEES

The company does not have any employees.  As of the date of this filing, Mark T. Gleason is our President, Secretary, Chief Executive Officer, and Chief Financial Officer and does not have an have employment agreement.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(4,389,126) for the period from December 17, 2007 (inception) to October 31, 2013, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At January 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(2,678,510). At October 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,389,126). See “Liquidity and Capital Resources.”

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

At January 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(2,678,510). At October 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,389,126). Our primary source of liquidity for the current quarter has been donated capital and loans from shareholders. In 2012 and 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $16,098 in both notes payable and accrued interest on those notes. Cortland Communications, LLC is a majority shareholder in Affinity Mediaworks Corp. On July 12, 2013, 57,000,000 shares of common stock were issued to Cortland Communications, LLC in exchange for all notes payable and accrued interest outstanding as of that date, in the amount of $16,098, paid in full.

From July – October 2013, Affinity Mediaworks incurred liabilities to Cortland Communications, LLC in the amount of $1,600. These promissory notes bear simple interest at 15% per annum. As of October 31, 2013, Affinity Mediaworks Corp. currently owes Cortland Communications, LLC $1,600 in principal on this note, with interest accrued of $9.

From August - October 2013, Affinity Mediaworks incurred liabilities to a third party in the amount of $3,597. These promissory notes bear simple interest at 15% per annum. As of October 31, 2013, Affinity Mediaworks Corp. currently owes $3,597 in principal on these notes, with interest accrued of $118.

Net cash used in operating activities was $11,967 during the nine months ended October 31, 2013.

Net cash provided by investing activities was $0 during the nine months ended October 31, 2013.

Net cash provided by financing activities was $11,967 during the nine months ended October 31, 2013.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(4,389,126) for the period from December 17, 2007 (inception) through October 31, 2013. The company had net loss of $(1,710,616) for the nine months ended October 31, 2013 as compared to a net loss of $(1,685,966) for the nine months ended October 31, 2012.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2013 the Company had total current assets of $0 and total liabilities of $17,208, which resulted in a working capital deficit of $(17,208). As of October 31, 2013, the Company had total current assets, a prepaid expense of $1,000 and total current liabilities of $14,324 resulting in a working capital deficit of $(13,324).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2012

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to October 31, 2013.  We have not generated any revenues.  As of October 31, 2013, we have an accumulated deficit of $(4,389,126). At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $(5,724) for the three months ended October 31, 2013, compared to a net loss of $(5,013) for three months ended October 31, 2012.  From inception on December 17, 2007 to October 31, 2013, we have incurred a net loss of $(4,389,126). Our basic and diluted loss per share was $(0.00) for the three months ended October 31, 2013, and $(0.00) for the three months ended October 31, 2012.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $5,597 for the three months ended October 31, 2013, compared to $4,897 for the same period in 2012.  This increase in expenses is mostly due to G&A expense in 2013.  Since our inception on December 17, 2007 to October 31, 2013, we have incurred total operating expenses of $2,698,309.

Our consulting services remained unchanged at $750 for the three months ended October 31, 2013 compared to the same period in 2012.  Since our inception on December 17, 2007 until October 31, 2013 we have spent $44,096 on consulting fees.

Our rent expense remained unchanged at $750 for the three months ended October 31, 2013 compared to the same period in 2012.  Since our inception on December 17, 2007 until October 31, 2013 we have spent $17,500 on rent.

Our management fees were $0 for the three months ended October 31, 2013 and July 31, 2012.  Since our inception on December 17, 2007 until October 31, 2013 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses, courier, postage costs, and office supplies.  Our general and administrative expenses increased to $1,597 for the three months ended October 31, 2013, compared to $897 for the same period in 012.  Since our inception on December 17, 2007 until October 31, 2013 we have spent $1,700,734 on general and administrative expenses. Our legal and accounting fees were $2,500 both for the three months ended October 31, 2013 and the same period in 2012.  Since our inception on December 17, 2007 until October 31, 2013 we have spent $87,579 on legal and accounting expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2013 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2012

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to October 31, 2013.  We have not generated any revenues.  As of October 31, 2013, we have an accumulated deficit of $(4,389,126). At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty

NET LOSS

We incurred a net loss of $(1,710,616) for the nine months ended October 31, 2013, compared to a net loss of $(1,685,966) for nine months ended October 31, 2012.  From inception on December 17, 2007 to October 31, 2013, we have incurred a net loss of $(4,389,126). Our basic and diluted loss per share was $(0.02) for the nine months ended October 31, 2013, and $(0.02) for the nine months ended October 31, 2012.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses decreased to $15,817 for the nine months ended October 31, 2013, compared to $1,690,729 for the same period in 2012. This decrease in expenses is mostly due to G&A expense in 2012.  Since our inception on December 17, 2007 to October 31, 2013, we have incurred total operating expenses of $2,698,309.

Our consulting services remained unchanged at $2,250 for the nine months ended October 31, 2013 compared to the same period in 2012.  Since our inception on December 17, 2007 until October 31, 2013 we have spent $44,096 on consulting fees.

Our rent expense remained unchanged at $2,250 for the nine months ended October 31, 2013 compared to the same period in 2012.  Since our inception on December 17, 2007 until October 31, 2013 we have spent $17,500 on rent.

Our management fees were $0 for the nine months ended October 31, 2013 and October 31, 2012.  Since our inception on December 17, 2007 until October 31, 2013 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses, courier, postage costs, office supplies.  Our general and administrative expenses decreased to $3,317 for the nine months ended October 31, 2013, compared to $1,682,379 for the same period in 2012.  Since our inception on December 17, 2007 until October 31, 2013 we have spent $1,700,734 on general and administrative expenses. Our legal and accounting fees increased to $8,000 for the nine months ended October 31, 2013, compared to $3,850 for the same for the same period in 2012. Since our inception on December 17, 2007 until October 31, 2013 we have spent $87,579 on legal and accounting expenses

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On October 31, 2013, Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer as of the date of this filing, reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of October 31, 2013 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of October 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. As required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level. The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties
-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second fiscal quarter ended October 31, 2013 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100*	Interactive Data Files for Affinity Mediaworks Corp. 10Q for the Period Ended October 31, 2013
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY MEDIAWORKS CORP.

Date: December 10, 2013	By: /s/ Mark T. Gleason Mark T. Gleason Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)

