Form 10-K
period 2014-01-31
AFFINITY MEDIAWORKS CORP
filed 2014-03-07
CIK 1433821

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

AFFINITY MEDIAWORKS CORP.

 (Exact name of registrant as specified in its charter)

Nevada	75-3265854
(State or other jurisdiction of	(I.R.S. Employer Identification no.)
incorporation or organization)

5460 Lake Road
Tully, New York	13159
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2013, the last business day of the second quarter in 2013, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $8,770.00 (based on a closing price of $0.18 per share). As of January 31, 2014, the last business day of the fiscal year, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $487.00 (based on a closing price of $0.01 per share).

As of the period ended in this report, January 31, 2014, the registrant had 173,885 shares of common stock outstanding.

As of the date of filing, March 7, 2014 the registrant had 173,885 shares of common stock outstanding.

2

AFFINITY MEDIAWORKS CORP.
(A DEVELOPMENT STAGE COMPANY)

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2014

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of January 31, 2014 we had cash of $0.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

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

Research and Development

We have not spent any amounts on research and development activities during the year ended January 31, 2014.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Intellectual Property

As of January 31, 2014 we did not own any intellectual property.

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

ITEM 4. – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

 (a)    Market Information. There is a limited trading market for our common stock at present and there has been minimal trading market to date. On October 17, 2008, our shares began trading on FINRA’s Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “GBKR.”   On January 30, 2009 our symbol was changed to “AFFW” to reflect our name change.  On February 21, 2014 our symbol was changed to “AFFWD” to reflect the reverse stock split. There is a limited public market for our common stock.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.

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

Our common stock is classified as a penny stock and as such, broker dealers dealing in our common stock will be subject to the disclosure rules for transactions involving penny stocks, which require the broker dealer to determine if purchasing our common stock is suitable for a particular investor.  The broker dealer must also obtain the written consent of purchasers to purchase our common stock.  The broker dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker dealer last purchased or sold our common stock.  These additional burdens imposed on broker dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell their shares

 (b) Holders. As of January 31, 2014 there were approximately 54 record holders of 173,885 shares of the Company's common stock.

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

(e) Recent Sale of Unregistered Securities.  None.

(f) Transfer Agent.	Integral Transfer Agency
203 – 100 Queen St. E Toronto, ON, M5C 1S6 Canada Phone: 416-623-8028 Fax: 1-866-571-9615

ITEM 6. – SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $4,400,121 for the period from December 17, 2007 (inception) to January 31, 2014, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At January 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $2,678,510. At January 31, 2014, we had $0 cash on hand and a deficit accumulated during the development stage of $4,400,121. See “Liquidity and Capital Resources.”

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

At January 31, 2014, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,400,121). At January 31, 2013, we had $0 cash on hand and a deficit accumulated during the development stage of $(2,678,510). Our primary source of liquidity for the current quarter has been donated capital and loans from shareholders.

In 2012 and 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $16,098 in both notes payable and accrued interest on those notes. Cortland Communications, LLC is a majority shareholder in Affinity Mediaworks Corp. On July 12, 2013, 73,549 shares of common stock were issued to Cortland Communications, LLC in exchange for all notes payable and accrued interest outstanding as of that date, in the amount of $16,098, paid in full. In 2013 and 2014 Affinity Mediaworks incurred additional liabilities to Cortland Communications, LLC in the amount of $1,600. These promissory notes bear simple interest at 15% per annum. As of January 31, 2014, Affinity Mediaworks Corp. currently owes Cortland Communications, LLC $1,600 in principal on these notes, with interest accrued of $69.

In 2013, Affinity Mediaworks incurred liabilities to a third party in the amount of $3,597. These promissory notes bear simple interest at 15% per annum. As of January 31, 2014, Affinity Mediaworks Corp. currently owes $3,597 in principal on these notes, with interest accrued of $254.

Net cash used in operating activities was $11,967 during the twelve months ended January 31, 2014.

Net cash provided by investing activities was $0 during the twelve months ended January 31, 2014.

Net cash provided by financing activities was $11,967 during the twelve months ended January 31, 2014.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $4,400,121 for the period from December 17, 2007 (inception) through January 31, 2014. The company had net loss of $1,721,611 for the period ended January 31, 2014 as compared to a net loss of $1,697,335 for the period ended January 31, 2013.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2013, the Company had total current assets of $0 and total current liabilities of $17,208 resulting in a working capital deficit of $17,208. As of January 31, 2014, the Company had total current assets of $701 and total current liabilities of $23,520 resulting in a working capital deficit of $22,819.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JANUARY 31, 2014 COMPARED TO THE TWELVE MONTHS ENDED JANUARY 31, 2013

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to January 31, 2014.  We have not generated any revenues.  As of January 31, 2014, we have an accumulated deficit of $4,400,121.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $1,721,611 for the twelve months ended January 31, 2014, compared to a net loss of $1,697,335 for the twelve months ended January 31, 2013.  From inception on December 17, 2007 to January 31, 2014, we have incurred a net loss of $4,400,121.  Our basic and diluted loss per share was $(12.19) for the year ended January 31, 2014, and $(21.41) for the year ended January 31, 2013.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses decreased to $26,615 for the twelve months ended January 31, 2014, compared to $1,701,861 for the same period in 2013.  This decrease in expenses is mostly due to a consulting fee in G&A of $1,680,000 in 2013.  Since our inception on December 17, 2007 to January 31, 2013, we have incurred total operating expenses of $1,703,033.

Our consulting services remained unchanged at $3,000 for the twelve months ended January 31, 2014 compared to the same period in 2013.  Since our inception on December 17, 2007 until January 31, 2014 we have spent $44,846 on consulting fees.

Our rent expense remained unchanged at $3,000 for the twelve months ended January 31, 2014 compared to the same period in 2013.  Since our inception on December 17, 2007 until January 31, 2013 we have spent $18,250 on rent.

Our management fees were $0 for the twelve months ended January 31, 2014 and January 31, 2013.  Since our inception on December 17, 2007 until January 31, 2014 we have spent $240,000 on management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies and a consulting fee.  Our general and administrative expenses decreased to $5,615 for the twelve months ended January 31, 2014, compared to $1,684,261 for the same period in 2013.  Since our inception on December 17, 2007 until January 31, 2014 we have spent $1,703,033 on general and administrative expenses.

Our legal and accounting fees increased to $15,000 for the twelve months ended January 31, 2014, compared to $11,600 for the same for the same period in 2013.  Since our inception on December 17, 2007 until January 31, 2014 we have spent $94,579 on legal and accounting expenses.

Common Stock

Affinity issued 129,060 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 13,117 shares of common stock were issued to the public on May 15, 2008 for $50,830 and 77,419 shares were returned to the treasury on July 31, 2008.

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

As of January 31, 2011, 246 shares were issued for services for services valued at $26,596 using the closing price of the stock on the date of grant.

On July 23, 2012 there was a change of control and 51,613 shares were transferred from Yulia Nesterchuk to Cortland Communications, LLC. As of the current date of this filing Mark Gleason is an officer of both Affinity Mediaworks Corp. and Cortland Communications, LLC. Cortland Communications, LLC is the majority shareholder consisting of 72 % of the outstanding common stock in Affinity Mediaworks Corp.

On July 25, 2012 the company recorded a stock payable for consulting services valued at $1,680,000 using the closing price of the stock on the date of the grant. A Stock Purchase was signed during the change of control that stated that at the Closing, the Buyer shall issue on behalf of the Company 30,970 shares in three shares certificates and this was recorded as a Stock Payable valued at $1,680,000. The stock was valued based on fair market value on the date of the grant.

On August 2, 2012, 30,970 shares of common stock were issued in exchange for the Stock Payable:

Robert Thast	9,033
Phillip Brooks	9,033
Yuriy Nesterchuck	12,904

On August 20, 2012 the Company filed a Certificate of Amendment with the State of Nevada and reclassified the capital stock as 190,000,000 common stock with a par value of $0.00001 and 10,000,000 blank check preferred stock with a par value of $0.00001.

On August 23, 2012, in exchange for the stock payable of $608,400, 4,362 shares of common stock were issued.

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

On July 12, 2013, in exchange for notes payable and accrued interest of $16,098, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction.

On January 24, 2014 the Company recorded minutes on a proposed a 1 for 775 reverse stock split. As of the date of this filing the common stock issued and outstanding has been adjusted retroactively back to inception to reflect this change. The reverse stock split has been approved by FINRA with the effective date of 2/21/2014. As of January 31, 2014 the common stock issued and outstanding has been adjusted retroactively back to inception to reflect a proposed 1 for 775 reverse stock split.

As of January 31, 2014, Affinity Mediaworks Corp. has a 190,000,000 shares of common stock authorized at $0.00001 par value per share and 173,885 shares of common stock issued and outstanding.

Preferred Stock

On August 20, 2012 the Company filed a Certificate of Amendment with the State of Nevada and reclassified 10,000,000 Capital stock as Preferred stock with a par value of $0.00001. There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Annual Filing.

ITEM 7A. – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial statements for the years ended January 31, 2014 and January 31, 2013, including the notes thereto, together with the report of independent certified public accountants thereon, are presented below.

Affinity Mediaworks Corp.

(Formerly Green Bikes Rental Corporation)

January 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Affinity MediaWorks Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Affinity MediaWorks Corp. (A Development Stage Company) as of January 31, 2014 and 2013 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the periods then ended and from inception (December 17, 2007) through January 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affinity MediaWorks Corp. as of January 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 7, 2014

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
BALANCE SHEETS

	January 31,	January 31,
	2014	2013

ASSETS
Cash	$ -	$ -
Prepaid Expense	701	-

Total Assets	$ 701	$ -

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 6,500	$ 650
Accounts Payable - Related Party	7,500	3,000
Accrued Expense	4,000	5,000
Interest Payable	254	-
Interest Payable - Related Party	69	356
Notes Payable	3,597	-
Notes Payable - Related Party	1,600	8,202

Total Liabilities	23,520	17,208

Stockholders' Equity (Deficit)
Preferred Stock 10,000,000 shares Authorized; $0.00001 par value
0 shares Issued and Outstanding as of January 31, 2013 and January 31, 2014	-	-
Common Stock, 190,000,000 shares Authorized; $0.00001 par value
100,336 shares Issued and Outstanding as of January 31, 2013 and
173,885 shares Issued and Outstanding as of January 31, 2014	2	1
Additional Paid-In Capital	4,377,300	2,661,301
Deficit Accumulated During the Development Stage	(4,400,121)	(2,678,510)

Total Stockholders' Equity (Deficit)	(22,819)	(17,208)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 701	$ -

The accompanying notes are an integral part of these audited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year	For the Year	December 17, 2007
	Ended	Ended	(Date of Inception) to
	January 31, 2014	January 31, 2013	January 31, 2014

Revenues:	$ -	$ -	$ -

Operating Expenses:
Consulting services	3,000	3,000	44,846
General and Administrative	5,615	1,684,261	1,703,033
Rent	3,000	3,000	18,250
Legal and Accounting	15,000	11,600	94,579
Management Fees	-	-	240,000
Loss on Acquisition of Note Receivable	-	-	608,400
Total Operating Expenses	26,615	1,701,861	2,709,108
Operating Loss	(26,615)	(1,701,861)	(2,709,108)

Other Income (Expense):
Interest Expense	(1,094)	(356)	(1,993)
Gain on Accounts Payable Debt Forgiveness	-	4,882	4,882
Loss on Debt Conversion - Related Party	(1,693,902)	-	(1,693,902)

Net Loss	$ (1,721,611)	$ (1,697,335)	$ (4,400,121)
Basic & Diluted Loss per Common Share	$ (12.19)	$ (21.41)

Weighted Average Common Shares
Outstanding	141,241	79,274

The accompanying notes are an integral part of these audited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			December 17, 2007
	For the Year Ended	For the Year Ended	(Date of Inception) to
	January 31, 2014	January 31, 2013	January 31, 2014
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (1,721,611)	$ (1,697,335)	(4,400,121)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for Services	-	1,680,000	1,706,596
Gain on Accounts Payable Debt Forgiveness	-	(4,882)	(4,882)
Donated Consulting Services and Rent	6,000	6,000	41,151
Imputed Interest on Shareholder Advance	-	-	544
Loss on Debt Conversion - Related party	1,693,902	-	1,693,902
Loss on Acquisition of Note Receivable	-	-	608,400
Changes in operating assets and liabilities:
Accounts Payable	6,103	(347)	263,067
Accounts Payable Related party	5,340	3,000	8,695
Accrued Expenses	(1,000)	5,000	4,000
Prepaid Expenses	(701)	356	(701)
Net Cash (used in) Provided by Operating Activities	(11,967)	(8,208)	(79,349)

CASH FLOWS FROM FINANCING
Proceeds from Sale of Common Stock	-	-	50,830
Proceeds from Loans - Related Party	8,370	8,202	16,572
Proceeds from Loans	3,597	-	3,597
Donated Audit and Review Fees	-	-	8,350
Net Cash (used in) Provided by Financing Activities	11,967	8,202	79,349

Net (Decrease) Increase in Cash	-	(6)	-
Cash at Beginning of Period	-	6	-

Cash at End of Period	$ -	$	$ -

Supplemental Disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non Cash Disclosures:
Stock Issued in Conversion of Debt to Related Party	$ 16,098	$ -	$ 16,098
Stock Issued in Exchange for Stock Payable	$ -	$ 608,400	$ 608,400
Forgiveness of Accounts Payable by Related Party	$ -	$ 7,160	$ 11,431
Forgiveness of Management Fees by Related Party	$ -	$ -	$ 240,000

The accompanying notes are an integral part of these audited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
For the Period from December 17, 2007 (Inception) Through January 31, 2014

					Deficit
					Accumulated
			Additional		Since	Total
	Common Stock		Paid in	Stock	Development	Stockholders'
	Shares	Par Value	Capital	Payable	Stage	Deficiency

Inception December 17, 2007	-	$ -	$ -	$ -	$ -	$ -

Issuance of founder's shares	129,060	2	(2)	-	-	-

Donated services	-	-	500	-	-	500

Net loss					(905)	(905)

Balances at January 31, 2008	129,060	2	498	-	(905)	(405)

Issuance of founder's shares	13,117	-	50,830	-	-	50,830

Donated services	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	272	-	-	272

Shares returned	(77,419)	(1)	1	-	-	-

Net loss	-	-	-	-	(48,093)	(48,093)

Balances at January 31, 2009	64,758	1	57,601	-	(48,998)	8,604

Donated services	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	272	-	-	272

Net loss	-	-	-		(83,169)	(83,169)

Balances at January 31, 2010	64,758	1	63,873	-	(132,167)	(68,293)

Donated services	-	-	10,651	-	-	10,651

Shares issued for services	246	-	26,596	-	-	26,596

Stock payable for note receivable	-	-	-	608,400	-	608,400

Net loss	-	-	-	-	(772,728)	(772,728)

Balances at January 31, 2011	65,004	1	101,120	608,400	(904,895)	(195,374)

Donated services	-	-	6,000	-	-	6,000

Donated management fees	-	-	240,000	-	-	240,000

Donated related party accounts payable	-	-	4,271			4,271

Donated review fees	-	-	8,350	-	-	8,350

Net loss	-	-	-	-	(76,280)	(76,280)

Balances at January 31, 2012	65,004	1	359,741	608,400	(981,175)	(13,033)

Donated services	-	-	6,000	-	-	6,000

Donated related party accounts payable	-	-	7,160	-	-	7,160

Stock issued for services	30,970	-	1,680,000	-	-	1,680,000

Stock issued for stock payable	4,362	-	608,400	(608,400)	-	-

Net loss	-	-	-		(1,697,335)	(1,697,335)

Balances at January 31, 2013	100,336	1	2,661,301	-	(2,678,510)	(17,208)

Donated services	-	-	6,000	-	-	6,000

Stock issued for conversion of debt	73,549	1	1,709,999	-	-	1,710,000

Net loss	-	-	-	-	(1,721,611)	(1,721,611)

Balances at January 31, 2014	173,885	$ 2	$ 4,377,300	$ -	$ (4,400,121)	$ (22,819)

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

On August 20, 2012 the Company filed a Certificate of Amendment with the State of Nevada and reclassified the capital stock as 190,000,000 common stock with a par value of $0.00001 and 10,000,000 blank check preferred stock with a par value of $0.00001

On January 24, 2013 the Company recorded minutes on a proposed a 1 for 775 reverse stock split. As of the date of this filing the common stock issued and outstanding has been adjusted retroactively back to inception to reflect this change.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of January 31, 2014 and 2013 there were no cash equivalents.

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

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended January 31, 2014 and January 31, 2013, there were no applicable items on which the fair value option was elected.

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

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,400,121 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2014, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the twelve months ended January 31, 2014 and January 31, 2013, the Company recognized a total of $6,000 for donated rent and services provided by the President and Director of the Company.

In the previous year ended January 31, 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $8,202. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC, a majority shareholder in Affinity Mediaworks Corp. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction. As of January 31, 2014, Affinity Mediaworks incurred new liabilities to Cortland Communications, LLC in the amount of $1,600. The promissory notes bear simple interest at 15% per annum. Affinity Mediaworks Corp. currently owes Cortland Communications, LLC $1,600 in principal on these notes, with interest accrued of $69.

During the twelve months ended January 31, 2014 and January 31, 2013, Affinity Mediaworks Corp. has incurred liabilities to Lyboldt-Daly, Inc. in the amount of $4,500 and $3,000, respectively. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp. Joseph Passalaqua is the President of Lyboldt-Daly, Inc. and the Secretary of Cortland Communications, a majority shareholder in Affinity Mediaworks Corp. As of January 31, 2014, Affinity Mediaworks Corp. has total liabilities owed to Lyboldt-Daly, Inc. in the amount of $7,500.

As of January 31, 2014, all activities of Affinity Mediaworks Corp. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – ACCOUNTS PAYABLE FORGIVENESS

In the previous year ended January 31, 2013, $7,160 in accounts payable was forgiven by related parties, balance forgiven was recorded as additional paid in capital.

In the previous year ended January 31, 2013, $4,882 in accounts was forgiven by non-related parties. The Company recorded a net gain of $4,882 from the debt forgiven in accounts payable by non-related parties.

NOTE 5 - COMMON STOCK

Affinity issued 129,060 shares of common stock (founder's shares) on December 17, 2007 to the President and Director of the Company. In addition, 13,117 shares of common stock were issued to the public on May 15, 2008 for $50,830 and 77,419 shares were returned to the treasury on July 31, 2008.

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

As of January 31, 2011, 246 shares were issued for services for services valued at $26,596 using the closing price of the stock on the date of grant.

On July 23, 2012 there was a change of control and 51,613 shares were transferred from Yulia Nesterchuk to Cortland Communications, LLC. As of the current date of this filing Mark Gleason is an officer of both Affinity Mediaworks Corp. and Cortland Communications, LLC. Cortland Communications, LLC is the majority shareholder consisting of 72 % of the outstanding common stock in Affinity Mediaworks Corp.

On July 25, 2012 the company recorded a stock payable for consulting services valued at $1,680,000 using the closing price of the stock on the date of the grant. A Stock Purchase was signed during the change of control that stated that at the Closing, the Buyer shall issue on behalf of the Company 30,970 shares in three shares certificates and this was recorded as a Stock Payable valued at

On August 2, 2012, 30,970 shares of common stock were issued in exchange for the Stock Payable:

Robert Thast	9,033
Phillip Brooks	9,033
Yuriy Nesterchuck	12,904

On August 20, 2012 the Company filed a Certificate of Amendment with the State of Nevada and reclassified the capital stock as 190,000,000 common stock with a par value of $0.00001 and 10,000,000 blank check preferred stock with a par value of $0.00001.

On August 23, 2012, in exchange for the stock payable of $608,400, 4,362 shares of common stock were issued.

On September 18, 2012 the Company recorded minutes on a proposed a 1 for 777 reverse stock split. The common stock issued on all previous quarterly and annual filings after that date reflected the reverse split retroactively, pending approval from FINRA.

On July 2, 2013, the Company recorded minutes and issued a cancellation of the proposed 1 for 777 reverse stock split and the common stock issued has been adjusted retroactively back to inception to reflect the cancellation of the reverse stock split.

On July 12, 2013, in exchange for notes payable and accrued interest of $16,098, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction.

On January 24, 2014 the Company recorded minutes on a proposed a 1 for 775 reverse stock split. As of the date of this filing the common stock issued and outstanding has been adjusted retroactively back to inception to reflect this change. The reverse stock split has been approved by FINRA with the effective date of 2/21/2014. As of January 31, 2014 the common stock issued and outstanding has been adjusted retroactively back to inception to reflect a proposed 1 for 775 reverse stock split.

As of January 31, 2014, Affinity Mediaworks Corp. has a 190,000,000 shares of common stock authorized at $0.00001 par value per share and 173,885 shares of common stock issued and outstanding.

NOTE 6 - INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $352,506 as of January 31, 2013 and $374,214 as of January 31, 2014. The significant components of the deferred tax asset as of January 31, 2014 and January 31, 2013 are as follows:

	1/31/14	1/31/13
Deferred Tax Assets	$127,233	$119,852
Valuations allowance	(127,233)	(119,852)

Net deferred tax asset	$—	$—

NOTE 7 – CHANGE OF CONTROL

On July 23, 2012 there was a change of control and 51,613 shares were transferred from Yulia Nesterchuk to Cortland Communications, LLC. As of the current date of this filing Mark Gleason is an officer of both Affinity Mediaworks Corp. and Cortland Communications, LLC. Cortland Communications, LLC is the majority shareholder consisting of 72 % of the outstanding common stock in Affinity Mediaworks Corp.

NOTE 8 – SUBSEQUENT EVENT

The 1-775 reverse stock split has been approved by FINRA with the effective date of 2/21/2014.

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

On January 31, 2014, Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On January 31, 2014, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended January 31, 2014, on March 7, 2014 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do have not proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, January 31, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9. B – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the common stock of the Company and the Officers and Director separately and as a group of the Company. Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership*	Percentage of Class*
Cortland Communications, LLC	125,162	72%

All executive officers and directors as a group	125,162	72%

*The amount is based on 173,885 shares of Common Stock outstanding as of January 31, 2014.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

During the twelve months ended January 31, 2014 and January 31, 2013, the Company recognized a total of $6,000 for donated rent and services provided by the President and Director of the Company.

In the previous year ended January 31, 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $8,202. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC, a majority shareholder in Affinity Mediaworks Corp. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction. As of January 31, 2014, Affinity Mediaworks incurred new liabilities to Cortland Communications, LLC in the amount of $1,600. The promissory notes bears simple interest at 15% per annum. Affinity Mediaworks Corp. currently owes Cortland Communications, LLC $1,600 in principal on these notes, with interest accrued of $69.

During the twelve months ended January 31, 2014 and January 31, 2013, Affinity Mediaworks Corp. has incurred liabilities to Lyboldt-Daly, Inc. in the amount of $4,500 and $3,000, respectively. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp. Joseph Passalaqua is the President of Lyboldt-Daly, Inc. and the Secretary of Cortland Communications, a majority shareholder in Affinity Mediaworks Corp. As of January 31, 2014, Affinity Mediaworks Corp. has total liabilities owed to Lyboldt-Daly, Inc. in the amount of $7,500.

As of January 31, 2014, all activities of Affinity Mediaworks Corp. has been conducted by the corporate officer from either his home or business office. Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

ITEM 14. – PRINCIPAL ACCOUNTING FEES

Aggregate fees billed by the Company's principal accountants, “M&K CPAS PLLC”, for audit services and aggregate fees billed by “The Accurum Group, PLLC” for tax preparation in the most recent two fiscal years, were as follows:

	FISCAL 2014	FISCAL 2013
Audit Fees (1)	$7,000.00	$7,000.00
Tax Fees (2)	$0	$750.00
Other Fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10K for the Period Ended Janaury 31, 2014
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

AFFINITY MEDIAWORKS CORP.

Date: March 7, 2014	By: /s/ Mark T. Gleason Mark T. Gleason Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)

