Form 10-Q
period 2014-04-30
AFFINITY MEDIAWORKS CORP
filed 2014-06-10
CIK 1433821

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

Yes (X ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, April 30, 2014, the registrant had 69,705,022 shares of common stock outstanding.

As of the date of filing, June 9, 2014, the registrant had 69,705,022 shares of common stock outstanding.

TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of April 30, 2014 (Unaudited) and January 31, 2014	4
Statements of Operations For the three month ended April 30, 2014 and April 30, 2013 (Unaudited) For the cumulative period from December 17, 2007 (Inception) to April 30, 2014 (Unaudited)	5
Statement of Changes in Stockholders' Deficit for the cumulative period from December 17, 2007 (Inception) to April 30, 2014 (Unaudited)	6
Statements of Cash Flows For the three month ended April 30, 2014 and April 30, 2013 (Unaudited) For the cumulative period from December 17, 2007 (Inception) to April 30, 2014 (Unaudited)	7
Notes the Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mining Safety Disclosure	19
Item 5. Other Information	19
Item 6. Exhibits	20

SIGNATURES	21

PART I – FINANCIAL INFORMATION

Financial Statements

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	April 30,	January 31,
	2014	2014

ASSETS
Cash	$ 280	$ -
Prepaid Expense	-	701

Total Assets	$ 280	$ 701

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 12,706	$ 6,500
Accounts Payable - Related Party	-	7,500
Accrued Expense	1,500	4,000
Interest Payable	-	254
Interest Payable - Related Party	295	69
Notes Payable	-	3,597
Notes Payable - Related Party	15,471	1,600

Total Liabilities	29,972	23,520

Stockholders' Equity (Deficit)
Preferred Stock 10,000,000 shares Authorized; $0.00001 par value
0 shares Issued and Outstanding as of January 31, 2014 and April 30, 2014	-	-
Common Stock, 190,000,000 shares Authorized; $0.00001 par value
173,885 shares Issued and Outstanding as of January 31, 2014 and
69,705,022 shares Issued and Outstanding as of April 30, 2014	697	2
Additional Paid-In Capital	4,378,105	4,377,300
Deficit Accumulated During the Development Stage	(4,408,494)	(4,400,121)

Total Stockholders' Equity (Deficit)	(29,692)	(22,819)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 280	$ 701

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months	For the Three Months	December 17, 2007
	Ended	Ended	(Date of Inception) to
	April 30, 2014	April 30, 2013	April 30, 2014

Revenues:	$ -	$ -	$ -

Operating Expenses:
Consulting services	750	750	45,596
General and Administrative	3,538	1,020	1,706,571
Rent	750	750	19,000
Legal and Accounting	3,000	3,000	97,579
Management Fees	-	-	240,000
Loss on Acquisition of Note Receivable	-	-	608,400
Total Operating Expenses	8,038	5,520	2,717,146
Operating Loss	(8,038)	(5,520)	(2,717,146)

Other Income (Expense):
Interest Expense	(335)	(366)	(2,328)
Gain on Accounts Payable Debt Forgiveness	-	-	4,882
Loss on Debt Conversion - Related Party	-	-	(1,693,902)

Net Loss	$ (8,373)	$ (5,886)	$ (4,408,494)
Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.06)

Weighted Average Common Shares
Outstanding	23,611,347	100,046

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
For the Period from December 17, 2007 (Inception) Through April 30, 2014
(Unaudited)
					Deficit
					Accumulated
			Additional		Since	Total
	Common Stock		Paid in	Stock	Development	Stockholders'
	Shares	Par Value	Capital	Payable	Stage	Deficiency

Inception December 17, 2007	-	$ -	$ -	$ -	$ -	$ -

Issuance of founder's shares	129,060	2	(2)	-	-	-

Donated services	-	-	500	-	-	500

Net loss					(905)	(905)

Balances at January 31, 2008	129,060	2	498	-	(905)	(405)

Issuance of founder's shares	13,117	-	50,830	-	-	50,830

Donated services	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	272	-	-	272

Shares returned	(77,419)	(1)	1	-	-	-

Net loss	-	-	-	-	(48,093)	(48,093)

Balances at January 31, 2009	64,758	1	57,601	-	(48,998)	8,604

Donated services	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	272	-	-	272

Net loss	-	-	-		(83,169)	(83,169)

Balances at January 31, 2010	64,758	1	63,873	-	(132,167)	(68,293)

Donated services	-	-	10,651	-	-	10,651

Shares issued for services	246	-	26,596	-	-	26,596

Stock payable for note receivable	-	-	-	608,400	-	608,400

Net loss	-	-	-	-	(772,728)	(772,728)

Balances at January 31, 2011	65,004	1	101,120	608,400	(904,895)	(195,374)

Donated services	-	-	6,000	-	-	6,000

Donated management fees	-	-	240,000	-	-	240,000

Donated related party accounts payable	-	-	4,271			4,271

Donated review fees	-	-	8,350	-	-	8,350

Net loss	-	-	-	-	(76,280)	(76,280)

Balances at January 31, 2012	65,004	1	359,741	608,400	(981,175)	(13,033)

Donated services	-	-	6,000	-	-	6,000

Donated related party accounts payable	-	-	7,160	-	-	7,160

Stock issued for services	30,970	-	1,680,000	-	-	1,680,000

Stock issued for stock payable	4,362	-	608,400	(608,400)	-	-

Net loss	-	-	-		(1,697,335)	(1,697,335)

Balances at January 31, 2013	100,336	1	2,661,301	-	(2,678,510)	(17,208)

Donated services	-	-	6,000	-	-	6,000

Stock issued for conversion of debt	73,549	1	1,709,999	-	-	1,710,000

Net loss	-	-	-	-	(1,721,611)	(1,721,611)

Balances at January 31, 2014	173,885	2	4,377,300	-	(4,400,121)	(22,819)

Donated services	-	-	1,500	-	-	1,500

Issuance of founders shares	69,531,000	695	(695)	-	-	-

Stock issued for beneficial round-up	137	-	-	-	-	-

Net loss	-	-	-	-	(8,373)	(8,373)

Balances at April 30, 2014	69,705,022	697	$ 4,378,105	$ -	$ (4,408,494)	$ (29,692)

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months	For the Three Months	December 17, 2007
	Ended	Ended	(Date of Inception) to
	April 30, 2014	April 30, 2013	April 30, 2014
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (8,373)	$ (5,886)	(4,408,494)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for Services	-	-	1,706,596
Gain on Accounts Payable Debt Forgiveness	-	-	(4,882)
Donated Consulting Services and Rent	1,500	1,500	42,651
Imputed Interest on Shareholder Advance	-	-	544
Loss on Debt Conversion - Related party	-	-	1,693,902
Loss on Acquisition of Note Receivable	-	-	608,400
Changes in operating assets and liabilities:
Accounts Payable	5,953	1,119	270,440
Accounts Payable - Related party	(7,275)	1,500	-
Accrued Expenses	(2,500)	(3,500)	1,500
Prepaid Expenses	701	366	-
Net Cash (used in) Provided by Operating Activities	(9,994)	(4,901)	(89,343)

CASH FLOWS FROM FINANCING
Proceeds from Sale of Common Stock	-	-	50,830
Proceeds from Loans - Related Party	13,871	4,901	30,443
Proceeds from Loans	(3,597)	-	-
Donated Audit and Review Fees	-	-	8,350
Net Cash (used in) Provided by Financing Activities	10,274	4,901	89,623

Net (Decrease) Increase in Cash	-	-	-
Cash at Beginning of Period	280	-	280

Cash at End of Period	$ 280	$ -	$ 280

Supplemental Disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non Cash Disclosures:
Debt Purchase of Notes and Interest by Related Party	$ 3,961	$ -	$ 3,961
Stock Issued in Conversion of Debt to Related Party	$ -	$ -	$ 16,098
Stock Issued in Exchange for Stock Payable	$ -	$ -	$ 608,400
Stock Issued as Founders Shares	$ 695	$ -	$ 695
Forgiveness of Accounts Payable by Related Party	$ -	$ -	$ 11,431
Forgiveness of Management Fees by Related Party	$ -	$ -	$ 240,000

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of April 30, 2014 and January 31, 2014 there were no cash equivalents.

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

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended April 30, 2014, there were no applicable items on which the fair value option was elected.

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

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating $(4,408,494) as of April 30, 2014 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three month ended April 30, 2014 the Company recognized a total of $1,500 for donated rent and services provided by the President and Director of the Company.

In 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $8,202. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC, a majority shareholder in Affinity Mediaworks Corp. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction. In 2013 and 2014, Affinity Mediaworks incurred new liabilities to Cortland Communications, LLC in the amount of $11,510. The promissory notes bear simple interest at 15% per annum. On April 15, 2014 a Debt Purchase Agreement was signed with a third party and Cortland Communications, LLC assumed the debt in the amount of $3,961. This promissory notes bear simple interest at 15% per annum. As of April 30, 2014, Affinity Mediaworks Corp. currently owes $15,471 in principal on these notes, with interest accrued of $295.

As of April 30, 2014, all activities of Affinity Mediaworks Corp. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – ACCOUNTS PAYABLE

The majority of the accounts payable balance is a liability to Lyboldt-Daly, Inc. in the amount of $9,000. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp. As of April 30, 2014, Affinity Mediaworks Corp. owes Lyboldt-Daly, Inc. the total amount of $9,000. This amount is non-interest bearing and is not secured in a note.

NOTE 5 – ACCOUNTS PAYABLE FORGIVENESS

In the year ended January 31, 2013, $7,160 in accounts payable was forgiven by related parties; balance forgiven was recorded as additional paid in capital.

In the year ended January 31, 2013, $4,882 in accounts was forgiven by non-related parties. The Company recorded a net gain of $4,882 from the debt forgiven in accounts payable by non-related parties.

NOTE 6 - COMMON STOCK

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

On July 23, 2012 there was a change of control and 51,613 shares were transferred from Yulia Nesterchuk to Cortland Communications, LLC. Mark Gleason is an officer of both Affinity Mediaworks Corp. and Cortland Communications, LLC. As of the current date of this filing Cortland Communications, LLC is not a majority shareholder in Affinity Mediaworks Corp.

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

On April 1, 2014, 69,531,000 founders shares of common stock were issued for consulting services. The stock was valued at $695 based on par value for the issuance for founders shares on the date of the grant.

Fortitude Group, Inc. 9,250,000

Calypso Ventures, LLC 6,250,000

Friction and Heat, LLC 6,250,000

Procap Funding, Inc. 6,250,000

Rochester Equities of NY, Inc. 6,700,000

Data Capital Corp. 6,700,000

Bengal Holdings, Inc. 6,250,000

Gabon Investments, Inc. 6,250,000

Carson Holdings, LLC 6,700,000

Libra6 Management Corp. 6,481,000

Gemini Group Global Corp. 2,000,000

On April 1, 2014 the Company issued 137 shares of common stock due to a beneficial roundup.

As of April 30, 2014, Affinity Mediaworks Corp. has a 190,000,000 shares of common stock authorized at $0.00001 par value per share and 69,705,022 shares of common stock issued and outstanding.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of April 30, 2014 we had cash of $280.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

Our current principal business activity is to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method. More specifically, we are seeking the consummation of a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity. As a “reporting company,” we may be more attractive to a private target because our common stock is eligible to be quoted on the OTC Bulletin Board. However, there is no assurance that we will be quoted on the OTC Bulletin Board.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(4,408,494) for the period from December 17, 2007 (inception) to April 30, 2014, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At January 31, 2014, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,400,121). At April 30, 2014, we had $280 cash on hand and a deficit accumulated during the development stage of $(4,408,494). See “Liquidity and Capital Resources.”

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

At January 31, 2014, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,400,121). At April 30, 2014, we had $280 cash on hand and a deficit accumulated during the development stage of $(4,408,494). Our primary source of liquidity for the current quarter has been donated capital and loans from shareholders. In 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $8,202. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction. In 2013 and 2014, Affinity Mediaworks incurred new liabilities to Cortland Communications, LLC in the amount of $11,510. The promissory notes bear simple interest at 15% per annum. On April 15, 2014 a Debt Purchase Agreement was signed with a third party and Cortland Communications, LLC assumed the debt in the amount of $3,961. This promissory notes bear simple interest at 15% per annum. As of April 30, 2014, Affinity Mediaworks Corp. currently owes $15,471 in principal on these notes, with interest accrued of $295.

Net cash used in operating activities was $9,994 during the three month ended April 30, 2014.

Net cash provided by investing activities was $0 during the three month ended April 30, 2014.

Net cash provided by financing activities was $10,274 during the three month ended April 30, 2014.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(4,408,494) for the period from December 17, 2007 (inception) through April 30, 2014. The company had net loss of $(8,373) for the three month ended April 30, 2014 as compared to a net loss of $(5,886) for the three month ended April 30, 2013.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2014 the Company had total current assets of $701 and total liabilities of $23,520, which resulted in a working capital deficit of $(22,819). As of April 30, 2014, the Company had total current assets of $280 and total current liabilities of $29,972 resulting in a working capital deficit of $(29,692).

RESULTS OF OPERATIONS FOR THE THREE MONTH ENDED APRIL 30, 2014 COMPARED TO THE THREE MONTH ENDED APRIL 30, 2013

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to April 30, 2014.  We have not generated any revenues.  As of April 30, 2014, we have an accumulated deficit of $(4,408,494). At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty

NET LOSS

We incurred a net loss of $(8,373) for the three months ended April 30, 2014, compared to a net loss of $(5,886) for three months ended April 30, 2013.  From inception on December 17, 2007 to April 30, 2014, we have incurred a net loss of $(4,408,494). Our basic and diluted loss per share was $(0.00) for the three month ended April 30, 2014, and $(0.06) for the three month ended April 30, 2013.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $8,038 for the three months ended April 30, 2014, compared to $5,520 for the same period in 2013. This increase in expenses is mostly due to G&A expense in 2014.  Since our inception on December 17, 2007 to April 30, 2014, we have incurred total operating expenses of $2,717,146.

Our consulting remained unchanged at $750 for the three months ended April 30, 2014, compared to the same period in 2013.  Since our inception on December 17, 2007 until April 30, 2014 we have spent $45,596 on consulting fees.

Our rent expense remained unchanged at $750 for the three months ended April 30, 2014, compared to the same period in 2013.  Since our inception on December 17, 2007 until April 30, 2014 we have spent $19,000 on rent.

Our management fees were $0 for the three months ended April 30, 2014, compared to the same period in 2013.  Since our inception on December 17, 2007 until April 30, 2014 we have spent $240,000 on management fees.

In a previous year, the Company had loss on acquision of note receivable, related to an issuance of 3,380,000 shares of common stock valued at $608,400. The stock was valued based on fair market value on the date of the grant. The Company wrote off the entire amount on note receivable for $608,400 as a loss on acquisition as the party was not able to pay off the balance of note.   Since our inception on December 17, 2007 until April 30, 2014, the balance on loss acquisition of note receivable is $608,400.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses, courier, postage costs, office supplies.  Our general and administrative expenses increased to $3,538 for the three months ended April 30, 2014, compared to $1,020 for the same period in 2013.  Since our inception on December 17, 2007 until April 30, 2014 we have spent $1,706,571 on general and administrative expenses. Our legal and accounting fees remained unchanged at $3,000 for the three months ended April 30, 2014, compared to the same period in 2013. Since our inception on December 17, 2007 until April 30, 2014 we have spent $97,579 on legal and accounting expenses

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On April 30, 2014, Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer as of the date of this filing, reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of April 30, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of April 30, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second fiscal quarter ended April 30, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10Q for the Period Ended April 30, 2014
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

AFFINITY MEDIAWORKS CORP.

Date: June 9, 2014	By: /s/ Mark T. Gleason Mark T. Gleason Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)

