Form 10-Q
period 2014-07-31
AFFINITY MEDIAWORKS CORP
filed 2014-08-26
CIK 1433821

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

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

Yes (X ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, July 31, 2014, the registrant had 69,705,083 shares of common stock outstanding.

As of the date of filing, August 26, 2014, the registrant had 96,705,083 shares of common stock outstanding.

TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of July 31, 2014 (Unaudited) and January 31, 2014	4
Statements of Operations For the three months ended July 31, 2014 and July 31, 2013 (Unaudited) For the six months ended July 31, 2014 and July 31, 2013 (Unaudited)	5
Statement of Changes in Stockholders' Deficit for the cumulative period from December 17, 2007 (Inception) to July 31, 2014 (Unaudited)	6
Statements of Cash Flows For the six months ended July 31, 2014 and July 31, 2013 (Unaudited)	7
Notes the Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mining Safety Disclosure	20
Item 5. Other Information	20
Item 6. Exhibits	21

SIGNATURES	22

PART I – FINANCIAL INFORMATION

Financial Statements

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	July 31,	January 31,
	2014	2014

ASSETS
Cash	$2,062	$—
Prepaid Expense	—	701

Total Assets	$2,062	$701

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$14,497	$6,500
Accounts Payable - Related Party	—	7,500
Accrued Expense	1,500	4,000
Interest Payable	—	254
Interest Payable - Related Party	1,446	69
Notes Payable	—	3,597
Notes Payable - Related Party	37,886	1,600

Total Liabilities	55,329	23,520

Stockholders' Equity (Deficit)
Preferred Stock 10,000,000 shares Authorized; $0.0001 par value 0 shares Issued and Outstanding as of January 31, 2014 and July 31, 2014	—	—
Common Stock, 500,000,000 shares Authorized; $0.0001 par value 173,885 shares Issued and Outstanding as of January 31, 2014 and 69,705,083 shares Issued and Outstanding as of July 31, 2014	697	2
Stock Payable	1,800	—
Additional Paid-In Capital	4,379,605	4,377,300
Deficit Accumulated During the Development Stage	(4,435,369)	(4,400,121)

Total Stockholders' Equity (Deficit)	(53,267)	(22,819)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,062	$701

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013

Revenues:	$ -	$ -	$ -	$ -

Operating Expenses:
Consulting services	750	750	1,500	1,500
General and Administrative	1,724	700	5,261	1,720
Rent	750	750	1,500	1,500
Legal and Accounting	22,500	2,500	25,500	5,500
Total Operating Expenses	25,724	4,700	33,761	10,220
Operating Loss	(25,724)	(4,700)	(33,761)	(10,220)

Other Income (Expense):
Interest Expense	(1,151)	(404)	(1,487)	(770)
Gain on Accounts Payable Debt Forgiveness	-	-	-	-
Loss on Debt Conversion - Related Party	-	(1,693,902)	-	(1,693,902)

Net Loss	$ (26,875)	$ (1,699,006)	$ (35,248)	$ (1,704,892)
Basic & Diluted Loss per Common Share	$ (0.00)	$ (14.75)	$ (0.00)	$ (15.82)

Weighted Average Common Shares
Outstanding	69,705,022	115,197	45,503,577	107,747

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
For the Period from December 17, 2007 (Inception) Through July 31, 2014
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid in Capital	Stock Payable	Deficit Accumulated Since Development Stage	Total Stockholders’ Deficiency

Inception December 17, 2007	—	$—	$—	$—	$—	$—

Issuance of founder's shares	129,060	2	(2)	—	—	—

Donated services	—	—	500	—	—	500

Net loss					(905)	(905)

Balances at January 31, 2008	129,060	2	498	—	(905)	(405)

Issuance of founder's shares	13,117	—	50,830	—	—	50,830

Donated services	—	—	6,000	—	—	6,000

Imputed interest in shareholder advances	—	—	272	—	—	272

Shares returned	(77,419)	(1)	1	—	—	—

Net loss	—	—	—	—	(48,093)	(48,093)

Balances at January 31, 2009	64,758	1	57,601	—	(48,998)	8,604

Donated services	—	—	6,000	—	—	6,000

Imputed interest in shareholder advances	—	—	272	—	—	272

Net loss	—	—	—		(83,169)	(83,169)

Balances at January 31, 2010	64,758	1	63,873	—	(132,167)	(68,293)

Donated services	—	—	10,651	—	—	10,651

Shares issued for services	246	—	26,596	—	—	26,596

Stock payable for note receivable	—	—	—	608,400	—	608,400

Net loss	—	—	—	—	(772,728)	(772,728)

Balances at January 31, 2011	65,004	1	101,120	608,400	(904,895)	(195,374)

Donated services	—	—	6,000	—	—	6,000

Donated management fees	—	—	240,000	—	—	240,000

Donated related party accounts payable	—	—	4,271			4,271

Donated review fees	—	—	8,350	—	—	8,350

Net loss	—	—	—	—	(76,280)	(76,280)

Balances at January 31, 2012	65,004	1	359,741	608,400	(981,175)	(13,033)

Donated services	—	—	6,000	—	—	6,000

Donated related party accounts payable	—	—	7,160	—	—	7,160

Stock issued for services	30,970	—	1,680,000	—	—	1,680,000

Stock issued for stock payable	4,362	—	608,400	(608,400)	—	—

Net loss	—	—	—		(1,697,335)	(1,697,335)

Balances at January 31, 2013	100,336	1	2,661,301	—	(2,678,510)	(17,208)

Donated services	—	—	6,000	—	—	6,000

Stock issued for conversion of debt	73,549	1	1,709,999	—	—	1,710,000

Net loss	—	—	—	—	(1,721,611)	(1,721,611)

Balances at January 31, 2014	173,885	2	4,377,300	—	(4,400,121)	(22,819)

Donated services	—	—	3,000	—	—	3,000

Issuance of founders shares	69,531,000	695	(695)	—	—	—

Stock issued for beneficial round-up	198	—	—	—	—	—

Stock payable	—	—		1,800	—	1,800

Net loss	—	—	—	—	(35,248)	(35,248)

Balances at July 31, 2014	69,705,083	697	$4,379,605	$1,800	$(4,435,369)	$(53,267)

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	July 31,
	2014	2013
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (35,248)	$ (1,704,892)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated Consulting Services and Rent	3,000	3,000
Loss on Debt Conversion - Related party	-	1,693,902
Changes in operating assets and liabilities:
Accounts Payable	498	1,350
Accounts Payable - Related party	1,123	3,270
Accrued Expenses	(2,500)	(3,500)
Prepaid Expense	701	-
Net Cash (used in) Provided by Operating Activities	(32,426)	(6,870)

CASH FLOWS FROM FINANCING
Proceeds from Sale of Common Stock	1,800	-
Borrowings on Debt	-	-
Borrowings on Debt - Related Party	32,688	6,870
Net Cash (used in) Provided by Financing Activities	34,488	6,870

Net (Decrease) Increase in Cash	2,062	-
Cash at Beginning of Period	-	-

Cash at End of Period	$ 2,062	$ -

Supplemental Disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non Cash Disclosures:
Debt Purchase of Notes and Interest by Related Party	$ 3,961	$ -
Stock Issued in Conversion of Debt to Related Party	$ -	$ -
Stock Issued in Exchange for Stock Payable	$ -	$ -
Stock Issued as Founders Shares	$ 695	$ -
Forgiveness of Accounts Payable by Related Party	$ -	$ -
Forgiveness of Management Fees by Related Party	$ -	$ -

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

On July 8, 2014 the Company filed a Certificate of Amendment with the State of Nevada to increase the number of authorized capital stock to 510,000,000. The number of authorized shares common stock increased to 500,000,000 with a par value of $0.00001 and the number of authorized blank check preferred remained the same at 10,000,000 with a par value of $0.00001.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of July 31, 2014 and January 31, 2014 there were no cash equivalents.

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

Level 1. Observable inputs such as quoted market prices in active markets.
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended July 31, 2014, there were no applicable items on which the fair value option was elected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, FASB issued and the Company adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codificatio®. A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.  For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

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

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating $(4,435,369) as of July 31, 2014 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended July 31, 2014 the Company recognized a total of $3,000 for donated rent and services provided by the President and Director of the Company.

In 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $8,202. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC, a majority shareholder in Affinity Mediaworks Corp. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction. In 2013 and 2014, Affinity Mediaworks incurred new liabilities to Cortland Communications, LLC in the amount of $13,925. The promissory notes bear simple interest at 15% per annum. On April 15, 2014 a Debt Purchase Agreement was signed with a third party and Cortland Communications, LLC assumed the debt in the amount of $3,961. This promissory notes bear simple interest at 15% per annum. As of July 31, 2014, Affinity Mediaworks Corp. currently owes $17,886 in principal on these notes, with interest accrued of $912.

In 2014, Affinity Mediaworks incurred new liabilities to Data Capital Corp. in the amount of $20,000. The promissory note bear simple interest at 15% per annum. As of July 31, 2014, Affinity Mediaworks Corp. currently owes $20,000 in principal on these notes, with interest accrued of $534.

As of July 31, 2014, all activities of Affinity Mediaworks Corp. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – ACCOUNTS PAYABLE

The majority of the accounts payable balance is a liability to Lyboldt-Daly, Inc. in the amount of $10,000. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp. As of July 31, 2014, Affinity Mediaworks Corp. owes Lyboldt-Daly, Inc. the total amount of $10,000. This amount is non-interest bearing and is not secured in a note.

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

Calypso Ventures, LLC 6,250,000

Friction and Heat, LLC 6,250,000

Procap Funding, Inc. 6,250,000

Rochester Equities of NY, Inc. 6,700,000

Data Capital Corp. 6,700,000

Bengal Holdings, Inc. 6,250,000

Gabon Investments, Inc. 6,250,000

Carson Holdings, LLC 6,700,000

Libra6 Management Corp. 6,481,000

Gemini Group Global Corp. 2,000,000

During the six months ended July 31, 2014, the Company issued 198 shares of common stock due to a beneficial roundup and recalculation of the previous reverse split.

On July 8, 2014 the Company filed a Certificate of Amendment with the State of Nevada to increase the number of authorized capital stock to 510,000,000. The number of authorized shares common stock increased to 500,000,000 with a par value of $0.00001 and the number of authorized blank check preferred remained the same at 10,000,000 with a par value of $0.00001.

On July 25, 2014 the company recorded a stock payable of 9,000,000 shares of common stock, in exchange for received payment of $1,800.

As of July 31, 2014, Affinity Mediaworks Corp. has a 500,000,000 shares of common stock authorized at $0.00001 par value per share and 69,705,083 shares of common stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

On August 19, 2014, 9,000,000 shares of common stock were issued at $0.002/ per share, in exchange for a stock payable of $1,800 recorded on July 25, 2014.

On August 19, 2014, 18,000,000 shares of common stock were issued at $0.002/ per share, in exchange for a stock payable of $3,600 recorded on August 14, 2014.

.ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of July 31, 2014 we had cash of $2,062.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

Our current principal business activity is to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method. More specifically, we are seeking the consummation of a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity. As a “reporting company,” we may be more attractive to a private target because our common stock is eligible to be quoted on the OTC Bulletin Board. However, there is no assurance that we will be quoted on the OTC Bulletin Board.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(4,435,369) for the period from December 17, 2007 (inception) to July 31, 2014, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At January 31, 2014, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,400,121). At July 31, 2014, we had $2,062 cash on hand and a deficit accumulated during the development stage of $(4,435,369). See “Liquidity and Capital Resources.”

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

At January 31, 2014, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,400,121). At July 31, 2014, we had $2,062 cash on hand and a deficit accumulated during the development stage of $(4,435,369). Our primary source of liquidity for the current quarter has been donated capital and loans from shareholders. In 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $8,202. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction. In 2013 and 2014, Affinity Mediaworks incurred new liabilities to Cortland Communications, LLC in the amount of $13,925. The promissory notes bear simple interest at 15% per annum. On April 15, 2014 a Debt Purchase Agreement was signed with a third party and Cortland Communications, LLC assumed the debt in the amount of $3,961. This promissory notes bear simple interest at 15% per annum. As of July 31, 2014, Affinity Mediaworks Corp. currently owes $17,886 in principal on these notes, with interest accrued of $912.In 2014, Affinity Mediaworks incurred new liabilities to Data Capital Corp. in the amount of $20,000. The promissory note bear simple interest at 15% per annum. As of July 31, 2014, Affinity Mediaworks Corp. currently owes $20,000 in principal on these notes, with interest accrued of $534.

Net cash used in operating activities was $32,427 during the six months ended July 31, 2014.

Net cash provided by investing activities was $0 during the six months ended July 31, 2014.

Net cash provided by financing activities was $34,489 during the six months ended July 31, 2014.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(4,435,369) for the period from December 17, 2007 (inception) through July 31, 2014. The company had net loss of $(35,248) for the six months ended July 31, 2014 as compared to a net loss of $(1,704,892) for the six months ended July 31, 2013.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2014 the Company had total current assets of $701 and total liabilities of $23,520, which resulted in a working capital deficit of $(22,819). As of July 31, 2014, the Company had total current assets of $2,062 and total current liabilities of $55,329 resulting in a working capital deficit of $(53,267).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2014 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2013

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to July 31, 2014.  We have not generated any revenues.  As of July 31, 2014, we have an accumulated deficit of $(4,435,369). At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty

NET LOSS

We incurred a net loss of $(26,875) for the three months ended July 31, 2014, compared to a net loss of $(1,699,006) for three months ended July 31, 2013.  From inception on December 17, 2007 to July 31, 2014, we have incurred a net loss of $(4,435,369). Our basic and diluted loss per share was $(0.00) for the three months ended July 31, 2014, and $(14.75) for the three months ended July 31, 2013.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $25,724 for the three months ended July 31, 2014, compared to $4,700 for the same period in 2013. This increase in expenses is mostly due to accounting and legal expenses in 2014.

Our consulting remained unchanged at $750 for the three months ended July 31, 2014, compared to the same period in 2013.

Our rent expense remained unchanged at $750 for the three months ended July 31, 2014, compared to the same period in 2013.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses, courier, postage costs, office supplies.  Our general and administrative expenses increased to $1,724 for the three months ended July 31, 2014, compared to $700 for the same period in 2013. Our legal and accounting fees increased to $22,500 for the three months ended July 31, 2014, compared to $2,500 for the same period in 2013.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2014 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2013

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to July 31, 2014.  We have not generated any revenues.  As of July 31, 2014, we have an accumulated deficit of $(4,435,369). At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty

NET LOSS

We incurred a net loss of $(35,248) for the six months ended July 31, 2014, compared to a net loss of $(1,704,892) for six months ended July 31, 2013.  From inception on December 17, 2007 to July 31, 2014, we have incurred a net loss of $(4,435,369). Our basic and diluted loss per share was $(0.00) for the six months ended July 31, 2014, and $(15.82) for the six months ended July 31, 2013.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $33,761 for the six months ended July 31, 2014, compared to $10,220 for the same period in 2013. This increase in expenses is mostly due to accounting and legal expenses in 2014.

Our consulting remained unchanged at $1,500 for the six months ended July 31, 2014, compared to the same period in 2013.

Our rent expense remained unchanged at $1,500 for the six months ended July 31, 2014, compared to the same period in 2013.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses, courier, postage costs, office supplies.  Our general and administrative expenses increased to $5,261 for the six months ended July 31, 2014, compared to $1,720 for the same period in 2013. Our legal and accounting fees increased to $25,500 for the six months ended July 31, 2014, compared to $5,500 for the same period in 2013

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On July 31, 2014, Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer as of the date of this filing, reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of July 31, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of July 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second fiscal quarter ended July 31, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10Q for the Period Ended July 31, 2014
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

AFFINITY MEDIAWORKS CORP.

Date: August 26, 2014	By: /s/ Mark T. Gleason Mark T. Gleason Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)

