Form 10-Q
period 2014-10-31
AFFINITY MEDIAWORKS CORP
filed 2014-12-15
CIK 1433821

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

Yes (X ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, October 31, 2014, the registrant had 94,568,770 shares of common stock outstanding.

As of the date of filing, December 15, 2014, the registrant had 94,568,770 shares of common stock outstanding.

TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of October 31, 2014 (Unaudited) and January 31, 2014	4
Statements of Operations For the three months ended October 31, 2014 and October 31, 2013 (Unaudited) For the nine months ended October 31, 2014 and October 31, 2013 (Unaudited)	5
Statement of Changes in Stockholders' Deficit for the cumulative period from December 17, 2007 (Inception) to October 31, 2014 (Unaudited)	6
Statements of Cash Flows For the nine months ended October 31, 2014 and October 31, 2013 (Unaudited)	7
Notes the Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	19

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mining Safety Disclosure	21
Item 5. Other Information	21
Item 6. Exhibits	22

SIGNATURES	23

PART I – FINANCIAL INFORMATION

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	October 31,	January 31,
	2014	2014

ASSETS
Cash	$3,100	$—
Prepaid Expense	—	701

Total Assets	$3,100	$701

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$18,172	$6,500
Accounts Payable - Related Party	—	7,500
Accrued Expense	1,500	4,000
Interest Payable	—	254
Interest Payable - Related Party	1,290	69
Notes Payable	—	3,597
Notes Payable - Related Party	20,000	1,600

Total Liabilities	40,962	23,520

Stockholders' Equity (Deficit)
Preferred Stock, 9,980,000 shares Authorized; $0.00001 par value
0 shares Issued and Outstanding as of October 31, 2014 and January 31, 2014	—	—
Preferred Stock - Series A, 20,000 shares Authorized; $0.00001 par value
20,000 shares Issued and Outstanding as of October 31, 2014 and 0 shares Issued and Outstanding as of January 31, 2014	—	—
Common Stock, 500,000,000 shares Authorized; $0.00001 par value
94,568,770 shares Issued and Outstanding as of October 31, 2014 and 173,885 shares Issued and Outstanding as of January 31, 2014	946	2
Additional Paid-In Capital	4,472,256	4,377,300
Deficit Accumulated During the Development Stage	(4,511,064)	(4,400,121)

Total Stockholders' Equity (Deficit)	(37,862)	(22,819)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,100	$701

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Revenues:	$—	$—	$—	$—

Operating Expenses:
Consulting services	750	750	2,250	2,250
General and Administrative	1,692	1,597	6,953	3,317
Rent	750	750	2,250	2,250
Legal and Accounting	4,545	2,500	30,045	8,000
Total Operating Expenses	7,737	5,597	41,498	15,817
Operating Loss	(7,737)	(5,597)	(41,498)	(15,817)

Other Income (Expense):
Interest Expense	(1,410)	(127)	(2,897)	(897)
Loss on Debt Conversion - Related Party	(66,548)	—	(66,548)	(1,693,902)

Net Loss	$(75,695)	$(5,724)	$(110,943)	$(1,710,616)
Basic & Diluted Loss per Common Share	$(0.00)	$(0.03)	$(0.00)	$(12.76)

Weighted Average Common Shares
Outstanding	91,128,996	173,853	61,897,947	134,040

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
For the Period from December 17, 2007 (Inception) Through October 31, 2014
(Unaudited)
							Deficit
							Accumulated
					Additional		Since	Total
	Common Stock		Preferred Stock-Series A		Paid in	Stock	Development	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Payable	Stage	Deficiency

Inception December 17, 2007	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of founder's shares	129,060	2	-	-	(2)	-	-	-

Donated services	-	-	-	-	500	-	-	500

Net loss	-	-	-	-	-	-	(905)	(905)

Balances at January 31, 2008	129,060	2	-	-	498	-	(905)	(405)

Issuance of founder's shares	13,117	-	-	-	50,830	-	-	50,830

Donated services	-	-	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	-	-	272	-	-	272

Shares of common stock returned	(77,419)	(1)	-	-	1	-	-	-

Net loss	-	-	-	-	-	-	(48,093)	(48,093)

Balances at January 31, 2009	64,758	1	-	-	57,601	-	(48,998)	8,604

Donated services	-	-	-	-	6,000	-	-	6,000

Imputed interest in shareholder advances	-	-	-	-	272	-	-	272

Net loss	-	-	-	-	-		(83,169)	(83,169)

Balances at January 31, 2010	64,758	1	-	-	63,873	-	(132,167)	(68,293)

Donated services	-	-	-	-	10,651	-	-	10,651

Common stock issued for services	246	-	-	-	26,596	-	-	26,596

Common stock payable for note receivable	-	-	-	-	-	608,400	-	608,400

Net loss	-	-	-	-	-	-	(772,728)	(772,728)

Balances at January 31, 2011	65,004	1	-	-	101,120	608,400	(904,895)	(195,374)

Donated services	-	-	-	-	6,000	-	-	6,000

Donated management fees	-	-	-	-	240,000	-	-	240,000

Donated related party accounts payable	-	-	-	-	4,271			4,271

Donated review fees	-	-	-	-	8,350	-	-	8,350

Net loss	-	-	-	-	-	-	(76,280)	(76,280)

Balances at January 31, 2012	65,004	1	-	-	359,741	608,400	(981,175)	(13,033)

Donated services	-	-	-	-	6,000	-	-	6,000

Donated related party accounts payable	-	-	-	-	7,160	-	-	7,160

Common stock issued for services	30,970	-	-	-	1,680,000	-	-	1,680,000

Common stock issued for stock payable	4,362	-	-	-	608,400	(608,400)	-	-

Net loss	-	-	-	-	-		(1,697,335)	(1,697,335)

Balances at January 31, 2013	100,336	1	-	-	2,661,301	-	(2,678,510)	(17,208)

Donated services	-	-	-	-	6,000	-	-	6,000

Common stock issued for conversion of debt	73,549	1	-	-	1,709,999	-	-	1,710,000

Net loss	-	-	-	-	-	-	(1,721,611)	(1,721,611)

Balances at January 31, 2014	173,885	2	-	-	4,377,300	-	(4,400,121)	(22,819)

Donated services	-	-	-	-	4,500	-	-	4,500

Issuance of founders shares	69,531,000	695	-	-	(695)	-	-	-

Common stock issued for beneficial round-up	198	-	-	-	-	-	-	-

Common stock payable	-	-	-	-	-	5,400	-	5,400

Common stock issued for stock payable	27,000,000	270	-	-	5,130	(5,400)	-	-

Preferred stock issued for conversion of debt	-	-	20,000	-	86,000	-	-	86,000

Common stock returned to treasury	(2,136,313)	(21)	-	-	21	-	-	-
						-
Net loss	-	-	-	-	-	-	(110,943)	(110,943)

Balances at October 31, 2014	94,568,770	$ 946	20,000	$ -	$ 4,472,256	$ -	$ (4,511,064)	$ (37,862)

The accompanying notes are an integral part of these unaudited financial statements.

AFFINITY MEDIAWORKS CORP.
(Formerly Green Bikes Rental Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	October 31,
	2014	2013
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(110,943)	$(1,710,616)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated Consulting Services and Rent	4,500	4,500
Loss on Debt Conversion - Related party	66,548	1,693,902
Changes in operating assets and liabilities:
Accounts Payable	4	3,094
Accounts Payable - Related party	6,702	3,153
Accrued Expenses	(2,500)	(5,000)
Prepaid Expense	701	(1,000)
Net Cash (used in) Provided by Operating Activities	(34,988)	(11,967)

CASH FLOWS FROM FINANCING
Proceeds from Sale of Common Stock	5,400	—
Borrowings on Debt	—	3,597
Borrowings on Debt - Related Party	32,688	8,370
Net Cash (used in) Provided by Financing Activities	38,088	11,967

Net (Decrease) Increase in Cash	3,100	—
Cash at Beginning of Period	—	—

Cash at End of Period	$3,100	$—

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non Cash Disclosures:
Debt Purchase of Notes and Interest by Related Party	$3,961	$—
Stock Issued in Conversion of Debt to Related Party	$19,452	$16,098
Stock Issued in Exchange for Stock Payable	$5,400	$—
Stock Issued as Founders Shares	$695	$—
Stock Returned to Treasury	$21	$—

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

On July 11, 2014, the Company filed an Amendment to Certificate of Designation with the State of Nevada to amend the designation of the blank check preferred stock to include 20,000 authorized shares of preferred stock - series A.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of October 31, 2014 and January 31, 2014 there were no cash equivalents.

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

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended October 31, 2014, there were no applicable items on which the fair value option was elected.

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

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating $(4,511,064) as of October 31, 2014 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

In the year ended January 31, 2013, $7,160 in accounts payable was forgiven by related parties; balance forgiven was recorded as additional paid in capital.

In 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $8,202. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC, a majority shareholder in Affinity Mediaworks Corp. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction. In 2013 and 2014, Affinity Mediaworks incurred new liabilities to Cortland Communications, LLC in the amount of $13,925. The promissory notes bear simple interest at 15% per annum. On April 15, 2014 a Debt Purchase Agreement was signed with a third party and Cortland Communications, LLC assumed the debt in the amount of $3,961 in a promissory note bearing simple interest at 15% per annum. On October 28, 2014, 20,000 shares of preferred stock were issued for a conversion of debt in the amount of $19,452 held in promissory notes and accrued interest by Cortland Communications, LLC. As of October 31, 2014, Affinity Mediaworks Corp. currently owes $0 in principal and interest on these notes.

During the nine months ended October 31, 2014 the Company recognized a total of $4,500 for donated rent and services provided by the President and Director of the Company.

During the nine months ended October 31, 2014, Affinity Mediaworks incurred new liabilities to Data Capital Corp. in the amount of $20,000. The promissory note bear simple interest at 15% per annum. As of October 31, 2014, Affinity Mediaworks Corp. currently owes $20,000 in principal on these notes, with interest accrued of $1,290.

On October 28, 2014, the Company issued 20,000 shares of preferred stock – series A with a fair value of $86,000 to Cortland Communications LLC, in exchange for the conversion of related party debt. The Company recorded $19,452 in debt converted held in interest and notes and $66,548 as a loss on the conversion of related party debt.

As of October 31, 2014, all activities of Affinity Mediaworks Corp. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – ACCOUNTS PAYABLE

The majority of the accounts payable balance is a liability to Lyboldt-Daly, Inc. in the amount of $11,000. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp. As of October 31, 2014, Affinity Mediaworks Corp. owes Lyboldt-Daly, Inc. the total amount of $11,000. This amount is non-interest bearing and is not secured in a note.

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

On July 25, 2012 the company recorded a stock payable for consulting services valued at $1,680,000 using the closing price of the stock on the date of the grant. A Stock Purchase was signed during the change of control that stated that at the Closing, the Buyer shall issue on behalf of the Company 30,970 shares in three shares certificates and this was recorded as a Stock Payable.

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

Calypso Ventures, LLC 6,250,000

Friction and Heat, LLC 6,250,000

Procap Funding, Inc. 6,250,000

Rochester Equities of NY, Inc. 6,700,000

Data Capital Corp. 6,700,000

Bengal Holdings, Inc. 6,250,000

Gabon Investments, Inc. 6,250,000

Carson Holdings, LLC 6,700,000

Libra6 Management Corp. 6,481,000

Gemini Group Global Corp. 2,000,000

During the nine months ended October 31, 2014, the Company issued 198 shares of common stock due to a beneficial roundup and recalculation of the previous reverse split.

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

On October 2, 2014, 2,136,313 shares of common stock that were previously issued by the Company through a Consulting Agreement and transferred to a third party, were subsequently canceled and returned to the Treasury.

As of October 31, 2014, Affinity Mediaworks Corp. has a 500,000,000 shares of common stock authorized at $0.00001 par value per share and 94,568,770 shares of common stock issued and outstanding.

NOTE 7 - PREFERRED STOCK – SERIES A

On July 11, 2014, the Company filed an Amendment to Certificate of Designation with the State of Nevada to amend the designation of the blank check preferred stock to include 20,000 authorized shares of preferred stock – series A, with each share entitling the holder to 25,000 votes on all matters submitted to a vote of the stockholders.

On October 28, 2014, the Company issued 20,000 shares of preferred stock – series A with a fair value of $86,000 to Cortland Communications LLC, in exchange for the conversion of related party debt. The Company recorded $19,452 in debt converted held in interest and notes and $66,548 as a loss on the conversion of related party debt.

As of October 31, 2014, Affinity Mediaworks Corp. has a 20,000 shares of preferred stock – series A issued and outstanding.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of October 31, 2014 we had cash of $2,062.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

Our current principal business activity is to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method. More specifically, we are seeking the consummation of a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity. As a “reporting company,” we may be more attractive to a private target because our common stock is eligible to be quoted on the OTC Bulletin Board. However, there is no assurance that we will be quoted on the OTC Bulletin Board.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(4,511,064) for the period from December 17, 2007 (inception) to October 31, 2014, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At January 31, 2014, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,400,121). At October 31, 2014, we had $3,100 cash on hand and a deficit accumulated during the development stage of $(4,511,064). See “Liquidity and Capital Resources.”

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

At January 31, 2014, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,400,121). At October 31, 2014, we had $3,100 cash on hand and a deficit accumulated during the development stage of $(4,511,064). Our primary source of liquidity for the current quarter has been donated capital and loans from shareholders.

In 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $8,202. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction. In 2013 and 2014, Affinity Mediaworks incurred new liabilities to Cortland Communications, LLC in the amount of $13,925. The promissory notes bear simple interest at 15% per annum. On April 15, 2014 a Debt Purchase Agreement was signed with a third party and Cortland Communications, LLC assumed the debt in the amount of $3,961 in a promissory note bearing simple interest at 15% per annum. On October 28, 2014, 20,000 shares of preferred stock were issued for a conversion of debt in the amount of $19,452 held in promissory notes and accrued interest by Cortland Communications, LLC. As of October 31, 2014, Affinity Mediaworks Corp. currently owes $0 in principal and interest on these notes.

In 2014, Affinity Mediaworks incurred new liabilities to Data Capital Corp. in the amount of $20,000. The promissory note bear simple interest at 15% per annum. As of October 31, 2014, Affinity Mediaworks Corp. currently owes $20,000 in principal on these notes, with interest accrued of $51,290.

Net cash used in operating activities was $34,998 during the nine months ended October 31, 2014.

Net cash provided by investing activities was $0 during the nine months ended October 31, 2014.

Net cash provided by financing activities was $38,008 during the nine months ended October 31, 2014.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(4,511,064) for the period from December 17, 2007 (inception) through October 31, 2014. The company had net loss of $(110,943) for the nine months ended October 31, 2014 as compared to a net loss of $(1,710,616) for the nine months ended October 31, 2013.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2014 the Company had total current assets of $701 and total liabilities of $23,520, which resulted in a working capital deficit of $(22,819). As of October 31, 2014, the Company had total current assets of $3,100 and total current liabilities of $40,962 resulting in a working capital deficit of $(37,862).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2013

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to October 31, 2014.  We have not generated any revenues.  As of October 31, 2014, we have an accumulated deficit of $(4,511,064). At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $(75,695) for the three months ended October 31, 2014, compared to a net loss of $(5,724) for three months ended October 31, 2013.  From inception on December 17, 2007 to October 31, 2014, we have incurred a net loss of $(4,511,064). Our basic and diluted loss per share was $(0.00) for the three months ended October 31, 2014, and $(0.03) for the three months ended July 31, 2013.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $7,737 for the three months ended October 31, 2014, compared to $5,597 for the same period in 2013. This increase in expenses is mostly due to accounting and legal expenses in 2014.

Our consulting remained unchanged at $750 for the three months ended October 31, 2014, compared to the same period in 2013.

Our rent expense remained unchanged at $750 for the three months ended October 31, 2014, compared to the same period in 2013.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses, courier, postage costs, office supplies.  Our general and administrative expenses increased to $1,692 for the three months ended October 31, 2014, compared to $1,597 for the same period in 2013. Our legal and accounting fees increased to $4,545 for the three months ended October 31, 2014, compared to $2,500 for the same period in 2013.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2014 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2013

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to October 31, 2014.  We have not generated any revenues.  As of October 31, 2014, we have an accumulated deficit of $(4,511,064). At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $(110,943) for the nine months ended October 31, 2014, compared to a net loss of $(1,710,616) for nine months ended October 31, 2013.  From inception on December 17, 2007 to October 31, 2014, we have incurred a net loss of $(4,511,064). Our basic and diluted loss per share was $(0.00) for the nine months ended October 31, 2014, and $(12.76) for the nine months ended October 31, 2013.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $41,498 for the nine months ended October 31, 2014, compared to $15,817 for the same period in 2013. This increase in expenses is mostly due to accounting and legal expenses in 2014.

Our consulting remained unchanged at $2,250 for the nine months ended October 31, 2014, compared to the same period in 2013.

Our rent expense remained unchanged at $2,250 for the nine months ended October 31, 2014, compared to the same period in 2013.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses, courier, postage costs, office supplies.  Our general and administrative expenses increased to $6,953 for the nine months ended October 31, 2014, compared to $3,317 for the same period in 2013. Our legal and accounting fees increased to $30,045 for the nine months ended October 31, 2014, compared to $8,000 for the same period in 2013

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On October 31, 2014, Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer as of the date of this filing, reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of October 31, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of October 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second fiscal quarter ended October 31, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10Q for the Period Ended October 31, 2014
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

AFFINITY MEDIAWORKS CORP.

Date: December 15, 2014	By: /s/ Mark T. Gleason Mark T. Gleason Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)

23

24

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

On July 11, 2014, the Company filed an Amendment to Certificate of Designation with the State of Nevada to amend the designation of the blank check preferred stock to include 20,000 authorized shares of preferred stock - series A.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of October 31, 2014 and January 31, 2014 there were no cash equivalents.

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

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended October 31, 2014, there were no applicable items on which the fair value option was elected.

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

NOTE 2 - GOING CONCERN

Affinity’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating $(4,511,064) as of October 31, 2014 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about Affinity’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

In the year ended January 31, 2013, $7,160 in accounts payable was forgiven by related parties; balance forgiven was recorded as additional paid in capital.

In 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $8,202. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC, a majority shareholder in Affinity Mediaworks Corp. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction. In 2013 and 2014, Affinity Mediaworks incurred new liabilities to Cortland Communications, LLC in the amount of $13,925. The promissory notes bear simple interest at 15% per annum. On April 15, 2014 a Debt Purchase Agreement was signed with a third party and Cortland Communications, LLC assumed the debt in the amount of $3,961 in a promissory note bearing simple interest at 15% per annum. On October 28, 2014, 20,000 shares of preferred stock were issued for a conversion of debt in the amount of $19,452 held in promissory notes and accrued interest by Cortland Communications, LLC. As of October 31, 2014, Affinity Mediaworks Corp. currently owes $0 in principal and interest on these notes.

During the nine months ended October 31, 2014 the Company recognized a total of $4,500 for donated rent and services provided by the President and Director of the Company.

During the nine months ended October 31, 2014, Affinity Mediaworks incurred new liabilities to Data Capital Corp. in the amount of $20,000. The promissory note bear simple interest at 15% per annum. As of October 31, 2014, Affinity Mediaworks Corp. currently owes $20,000 in principal on these notes, with interest accrued of $1,290.

On October 28, 2014, the Company issued 20,000 shares of preferred stock – series A with a fair value of $86,000 to Cortland Communications LLC, in exchange for the conversion of related party debt. The Company recorded $19,452 in debt converted held in interest and notes and $66,548 as a loss on the conversion of related party debt.

As of October 31, 2014, all activities of Affinity Mediaworks Corp. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Affinity Mediaworks Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – ACCOUNTS PAYABLE

The majority of the accounts payable balance is a liability to Lyboldt-Daly, Inc. in the amount of $11,000. Lyboldt-Daly completed bookkeeping and internal accounting for Affinity Mediaworks Corp. As of October 31, 2014, Affinity Mediaworks Corp. owes Lyboldt-Daly, Inc. the total amount of $11,000. This amount is non-interest bearing and is not secured in a note.

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

On July 25, 2012 the company recorded a stock payable for consulting services valued at $1,680,000 using the closing price of the stock on the date of the grant. A Stock Purchase was signed during the change of control that stated that at the Closing, the Buyer shall issue on behalf of the Company 30,970 shares in three shares certificates and this was recorded as a Stock Payable.

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

Calypso Ventures, LLC 6,250,000

Friction and Heat, LLC 6,250,000

Procap Funding, Inc. 6,250,000

Rochester Equities of NY, Inc. 6,700,000

Data Capital Corp. 6,700,000

Bengal Holdings, Inc. 6,250,000

Gabon Investments, Inc. 6,250,000

Carson Holdings, LLC 6,700,000

Libra6 Management Corp. 6,481,000

Gemini Group Global Corp. 2,000,000

During the six months ended October 31, 2014, the Company issued 198 shares of common stock due to a beneficial roundup and recalculation of the previous reverse split.

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

On October 2, 2014, 2,136,313 shares of common stock that were previously issued by the Company through a Consulting Agreement and transferred to a third party, were subsequently canceled and returned to the Treasury.

As of October 31, 2014, Affinity Mediaworks Corp. has a 500,000,000 shares of common stock authorized at $0.00001 par value per share and 94,568,770 shares of common stock issued and outstanding.

NOTE 7 - PREFERRED STOCK – SERIES A

On July 11, 2014, the Company filed an Amendment to Certificate of Designation with the State of Nevada to amend the designation of the blank check preferred stock to include 20,000 authorized shares of preferred stock – series A, with each share entitling the holder to 25,000 votes on all matters submitted to a vote of the stockholders.

On October 28, 2014, the Company issued 20,000 shares of preferred stock – series A with a fair value of $86,000 to Cortland Communications LLC, in exchange for the conversion of related party debt. The Company recorded $19,452 in debt converted held in interest and notes and $66,548 as a loss on the conversion of related party debt.

As of October 31, 2014, Affinity Mediaworks Corp. has a 20,000 shares of preferred stock – series A issued and outstanding.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of October 31, 2014 we had cash of $2,062.  Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities

Our current principal business activity is to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method. More specifically, we are seeking the consummation of a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity. As a “reporting company,” we may be more attractive to a private target because our common stock is eligible to be quoted on the OTC Bulletin Board. However, there is no assurance that we will be quoted on the OTC Bulletin Board.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(4,511,064) for the period from December 17, 2007 (inception) to October 31, 2014, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At January 31, 2014, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,400,121). At October 31, 2014, we had $3,100 cash on hand and a deficit accumulated during the development stage of $(4,511,064). See “Liquidity and Capital Resources.”

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

At January 31, 2014, we had $0 cash on hand and a deficit accumulated during the development stage of $(4,400,121). At October 31, 2014, we had $3,100 cash on hand and a deficit accumulated during the development stage of $(4,511,064). Our primary source of liquidity for the current quarter has been donated capital and loans from shareholders.

In 2013, Affinity Mediaworks had incurred liabilities to Cortland Communications, LLC in the amount of $8,202. Mark Gleason is the President of both Affinity Mediaworks Corp. and Cortland Communications, LLC. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland Communications, LLC. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction. In 2013 and 2014, Affinity Mediaworks incurred new liabilities to Cortland Communications, LLC in the amount of $13,925. The promissory notes bear simple interest at 15% per annum. On April 15, 2014 a Debt Purchase Agreement was signed with a third party and Cortland Communications, LLC assumed the debt in the amount of $3,961 in a promissory note bearing simple interest at 15% per annum. On October 28, 2014, 20,000 shares of preferred stock were issued for a conversion of debt in the amount of $19,452 held in promissory notes and accrued interest by Cortland Communications, LLC. As of October 31, 2014, Affinity Mediaworks Corp. currently owes $0 in principal and interest on these notes.

In 2014, Affinity Mediaworks incurred new liabilities to Data Capital Corp. in the amount of $20,000. The promissory note bear simple interest at 15% per annum. As of October 31, 2014, Affinity Mediaworks Corp. currently owes $20,000 in principal on these notes, with interest accrued of $51,290.

Net cash used in operating activities was $34,998 during the nine months ended October 31, 2014.

Net cash provided by investing activities was $0 during the nine months ended October 31, 2014.

Net cash provided by financing activities was $38,008 during the nine months ended October 31, 2014.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(4,511,064) for the period from December 17, 2007 (inception) through October 31, 2014. The company had net loss of $(110,943) for the nine months ended October 31, 2014 as compared to a net loss of $(1,710,616) for the nine months ended October 31, 2013.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2014 the Company had total current assets of $701 and total liabilities of $23,520, which resulted in a working capital deficit of $(22,819). As of October 31, 2014, the Company had total current assets of $3,100 and total current liabilities of $40,962 resulting in a working capital deficit of $(37,862).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2013

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to October 31, 2014.  We have not generated any revenues.  As of October 31, 2014, we have an accumulated deficit of $(4,511,064). At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $(75,695) for the three months ended October 31, 2014, compared to a net loss of $(5,724) for three months ended October 31, 2013.  From inception on December 17, 2007 to October 31, 2014, we have incurred a net loss of $(4,511,064). Our basic and diluted loss per share was $(0.00) for the three months ended October 31, 2014, and $(0.03) for the three months ended July 31, 2013.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $7,737 for the three months ended October 31, 2014, compared to $5,597 for the same period in 2013. This increase in expenses is mostly due to accounting and legal expenses in 2014.

Our consulting remained unchanged at $750 for the three months ended October 31, 2014, compared to the same period in 2013.

Our rent expense remained unchanged at $750 for the three months ended October 31, 2014, compared to the same period in 2013.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses, courier, postage costs, office supplies.  Our general and administrative expenses increased to $1,692 for the three months ended October 31, 2014, compared to $1,597 for the same period in 2013. Our legal and accounting fees increased to $4,545 for the three months ended October 31, 2014, compared to $2,500 for the same period in 2013.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2014 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2013

LACK OF REVENUES

We are a development stage company with limited operations since our inception on December 17, 2007 to October 31, 2014.  We have not generated any revenues.  As of October 31, 2014, we have an accumulated deficit of $(4,511,064). At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $(110,943) for the nine months ended October 31, 2014, compared to a net loss of $(1,710,616) for nine months ended October 31, 2013.  From inception on December 17, 2007 to October 31, 2014, we have incurred a net loss of $(4,511,064). Our basic and diluted loss per share was $(0.00) for the nine months ended October 31, 2014, and $(12.76) for the nine months ended October 31, 2013.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $41,498 for the nine months ended October 31, 2014, compared to $15,817 for the same period in 2013. This increase in expenses is mostly due to accounting and legal expenses in 2014.

Our consulting remained unchanged at $2,250 for the nine months ended October 31, 2014, compared to the same period in 2013.

Our rent expense remained unchanged at $2,250 for the nine months ended October 31, 2014, compared to the same period in 2013.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses, courier, postage costs, office supplies.  Our general and administrative expenses increased to $6,953 for the nine months ended October 31, 2014, compared to $3,317 for the same period in 2013. Our legal and accounting fees increased to $30,045 for the nine months ended October 31, 2014, compared to $8,000 for the same period in 2013

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On October 31, 2014, Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer as of the date of this filing, reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including Mark T. Gleason, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of October 31, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of October 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second fiscal quarter ended October 31, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10Q for the Period Ended October 31, 2014
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

AFFINITY MEDIAWORKS CORP.

Date: December 15, 2014	By: /s/ Mark T. Gleason Mark T. Gleason Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)

