Form 10-K
period 2015-01-31
AFFINITY MEDIAWORKS CORP
filed 2015-05-06
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ________

AFFINITY MEDIAWORKS CORP.
 (Exact name of registrant as specified in its charter)

Nevada	333-150548	73-3265854
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

(623) 551-5808
 (Registrant's telephone number, including area code)

5460 Lake Road, Tully, New York 13159
Former Tel: (315) 727-5788
(Former name, former address and former fiscal year,
if changed since last report)

Securities to be registered under Section 12(b) of the Act:

Title of each class:
None

Name of each exchange on which registered:
 None

Securities to be registered under Section 12(g) of the Act:
None
(Title of class)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company.)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $8.00 as of July 31, 2014, as reported on the historical information listed on the OTC Bulletin Board.  As of July 31, 2014, the last business day of the second quarter in 2014, the aggregate market value of the Company’s voting stock held by non-affiliates was approximately $1,392,664 (based on a closing price of $8.00 a share). As of January 31, 2015, the last business day of the fiscal year, the aggregate market value of the Company’s voting stock held by non-affiliates was approximately $178,991,610.00 (based on a closing price of $17.50 per share, as reported on the historical information listed on the OTC Bulletin Board, of approximately 10,228,092 of non-affiliate shares of common stock).

The Company’s revenue for its most recent fiscal year was $0.

As of the period ended in this report, January 31, 2015, and as of the date of filing of this Form 10-K, the Company had 116,068,770 shares of common stock issued and outstanding.

AFFINITY MEDIAWORKS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2015

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

The audited financial statements of Affinity Mediaworks Corp., a Nevada corporation (“Affinity,” the “Company,” “our” or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year. We prepare our financial statements in accordance with U.S. generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

ITEM 1.   BUSINESS

Description of Business

The Company was incorporated on December 17, 2007 as “Green Bikes Rental Corporation” under the laws of the State of Nevada. The Company’s former principal business was to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method. On April 30, 2008, we filed a Registration Statement on Form 10SB , or the “Registration Statement”, with the Securities and Exchange Commission, or the SEC,  to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective on May 12, 2008, or the Effective Date.  Since the Effective Date of the Registration Statement, we have become a reporting company under the Securities Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC.

On January 30, 2009, the Company amended its Articles of Incorporation to change the name of Green Bikes Rental Corporation to Affinity Mediaworks Corp. and increase the authorized shares of common stock in the Company to 200,000,000 and effectuated a 20:1 forward-split of the Company’s issued and outstanding shares of common stock. See Form 8-K dated January 30, 2009. We received a new symbol – “AFFW”, for the quotation of our common stock on the OTC Bulletin Board on January 30, 2009.  At the time, the intent of the Company was to become involved in the development, finance, sales, acquisition, distribution and marketing of high quality intellectual property devoted for the entertainment and leisure markets, through films under budgets from $4 to $8 million.  We believed that our product line would represent a timely opportunity with the potential for fast acceptance in the international marketplace.

We were also finalizing plans to vertically integrate in all aspects of the industry, including pre and post production services.  These ancillary services were priced at a level where we believed we could become a key provider of solutions to the independent and small film sector.  The services that we planned on offering would help provide a monthly revenue stream that would create an independent profit center within our organization and provide supplemental cash flow to us while our major film projects are being shot and carried to market. As of May 17, 2010, we had approximately 51 shareholders of record and 50,166,000 outstanding shares of common stock.

On July 23, 2012, Cortland Communications, LLC, a Utah limited liability company (“Cortland”) whose principal was Mark T. Gleason, entered into a share purchase agreement with the Company. Under the terms of the agreement, Cortland purchased a control block consisting of approximately seventy-nine and forty-six one hundredths percent (79.46%) of the outstanding common shares of the Company in consideration for $75,000. Scott Cramer resigned as the sole director of the Company, and Mr. Gleason was appointed Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and sole Director. See Form 8-K dated August 1, 2012.  As of July 31, 2012, the Company had 50,355,969 shares of common stock issued and outstanding.

On August 2, 2012, 24,000,000 shares of our common stock were issued in consideration of a release of a note payable to three shareholders.  These shares were issued to Robert Thast (7,000,000), Phillip Brooks (7,000,000) and Yuriy Nesterchuck (10,000,000).  See Form 10-Q dated September 9, 2012. On August 20, 2012, the Company filed a Certificate of Amendment with the State of Nevada reclassifying its capital stock as 190,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

On August 23, 2012, in consideration of the release of a note payable, the Company issued 3,380,000 shares of its common stock. Id. On September 18, 2012, the Company recorded minutes on a proposed 777:1 reverse stock split retroactively adjusted to inception of the Company, pending approval from FINRA. See Form 10-Q dated November 28, 2012.  On July 2, 2013, the Company recorded minutes announcing the termination of the proposed reverse stock split.  See Form 10-K dated March 7, 2014. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098, the Company issued 73,549 shares of common stock to Cortland Communications, LLC.  The Company recorded a loss on debt conversion of $1,693,902 related to this transaction. Id.

On January 24, 2014, the Company recorded minutes on a proposed a 775:1 reverse stock split. See Form 10-K dated March 7, 2014.  As of March 7, 2014, the common stock issued and outstanding had been adjusted retroactively back to inception to reflect this split. The reverse stock split had been approved by FINRA with the effective date of February 21, 2014. As of January 31, 2014, the common stock issued and outstanding had been adjusted retroactively back to inception to reflect the proposed 775:1 reverse stock split.

On April 1, 2014, 69,531,000 shares of common stock were issued for consulting services. The shares of common stock had been valued at $13,906 based on fair value of the common stock on the date of the grant. The shares were issued to:

Fortitude Group, Inc.	9,250,000Common Shares
Calypso Ventures, LLC	6,250,00 Common Shares
Friction and Heat, LLC	6,250,000 Common Shares
Procap Funding, Inc.	6,700,000 Common Shares
Rochester Equities of NY, Inc.	6,700,000 Common Shares
Data Capital Corp.	6,700,000 Common Shares
Bengal Holdings, Inc.	6,250,000 Common Shares
Gabon Investments, Inc.	6,250,000 Common Shares
Carson Holdings, LLC	6,700,000 Common Shares
Libra6 Management Corp.	6,481,000 Common Shares; and
Gemini Group Global Corp.	2,000,000 Common Shares

On July 8, 2014 the Company filed a Certificate of Amendment with the State of Nevada to increase the number of authorized capital stock to 510,000,000. The number of authorized shares common stock increased to 500,000,000 with a par value of $0.00001 and the number of authorized blank check preferred remained the same at 10,000,000 with a par value of $0.00001. Id.  On July 11, 2014, the Company authorized from its 10,000,000 shares of preferred stock, the designation of 20,000 shares of preferred stock classified as the “Series A Preferred Stock,” which carried super voting rights equal to 25,000 votes per share.  See Form 8-K dated October 28, 2014.

On July 25, 2014 the company recorded a stock payable of 9,000,000 shares of common stock, in exchange for received payment of $1,800.  On August 19, 2014, 9,000,000 shares of common stock were issued at $0.002/ per share, in exchange for a stock payable of $1,800 recorded on July 25, 2014, and 18,000,000 shares of common stock were issued at $0.002/ per share, in exchange for a stock payable of $3,600 recorded on August 13, 2014.

A change of control of the Company occurred on October 28, 2014 when Cortland Communications, LLC acquired 20,000 shares of the Series A Preferred Stock in consideration for the retirement of debt owed the entity. See Form 8-K dated October 29, 2014.  The Company recorded $19,452 in debt converted held in interest and notes.  As a result, Cortland Communications, LLC held, at the time, voting rights equivalent to 500,000,000 shares of the Company’s common stock.

On February 4, 2015, the Board of Directors for the Company ratified and approved, amongst other things, the private sale of 20,000 shares of the Series A Preferred Stock, each of which have the voting right to 25,000 votes per share on all matters submitted to a vote of the shareholders, and 58,809,678 shares of Common Stock representing 50.79% of the total outstanding of 116,068,770 Common Stock outstanding of the Company. The Share Purchase Agreements were entered into between the selling shareholders, below, American Realty Partners, LLC, an Arizona limited liability company (“ARP”) as buyer, and the Company. These agreements are collectively referred to herein as the “SPAs”. The SPAs closed escrow on February 13, 2015 with the receipt of medallion signed transfers of the restricted certificates.  The selling shareholders were as follows:

Aquamarine Holdings, LLC	9,000,000 Common Shares;
Dunlap Consulting, LLC	9,000,000 Common Shares;
Nutmeg State Realty, LLC	9,000,000 Common Shares;
Carson Holdings, LLC	6,700,000 Common Shares;
Calypso Ventures, LLC	6,250,000 Common Shares;
Bengal Holdings, Inc.	6,250,000 Common Shares;
Gabon Investments, Inc	6,250,000 Common Shares;
Friction & Heat, LLC	6,250,000 Common Shares; and
Cortland Comm., LLC	109,678 Common Shares.

These common shares, in the aggregate, account for 58,809,678, or 50.79% of the common shares outstanding of the Company. In addition, ARP acquired 20,000 of the Series A Preferred Stock from Cortland Communications, LLC (the “Series A Preferred”). As a result, a change of control of the Company took place.

On March 27, 2015, through Schedule 14C, the Company noticed a reverse split of its common stock on a 1,000:1 basis, and its conversion from a Nevada corporation to a Maryland corporation pursuant to the conversion statutes under the Nevada Revised Statutes and Maryland General Corporation Law. In order to account for dissenter’s rights and abbreviated notice to non-beneficial owners of the Company’s common stock, these actions do not become effective until May 7, 2015.

The Company had provided notice to FINRA of its stock split and conversion (subject to dissenter’s rights) through the filing of its FINRA User Company-Related Action Notification Form on March 13, 2015 (requiring completion within ninety days), and notice of the symbol change from “AFFW” to “AHIT” on March 31, 2015 (likewise requiring completion within ninety days).

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and is unlikely to generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2015, the Company has accumulated losses of $4,457,274 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.  As of January 31, 2015, we had cash of $461. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

It is the intent of management and our majority shareholder, ARP, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or ARP to provide additional future funding. Should this pledge fail to provide financing and we have not identified any alternative sources of funding.  There will be substantial doubt about our ability to continue as a going concern.

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

Research and Development

We have not spent any amounts on research and development activities during the year ended January 31, 2015.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Intellectual Property

As of January 31, 2015, we did not own any intellectual property.  However, since the change in control identified above, the Company is in the process of seeking trademark protection for American Housing Income Trust.

Employees

The Company had one employee during the fiscal year ending January 31, 2015.  Mark Gleason was our President, Secretary, Chief Executive Officer, and Chief Financial Officer, but did not have an employment agreement.  Mr. Gleason resigned from his employment upon the change in control.  As of the date of this filing, the Company has three employees. Sean Zarinegar is our Chairman of the Board.  Eric Stoffers is our Chief Executive Officer/President and Bill Deegan is our Chief Financial Officer/Treasurer and Secretary (recently replacing Jo Kirby as Secretary).

ITEM 1.A. RISK FACTORS

Not applicable.

ITEM 2. LEGAL PROCEEDINGS

Not Applicable.

ITEM 3. PROPERTIES

At the time of the fiscal year ended January 31, 2015, we maintained a mailing address at 5460 Lake Road in Tully, New York 13159. Our telephone number was (315) 727-5788. Since the change in control on February 13, 2015, we have maintained the office and telephone number identified on the face page of this Form 10-K.

Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the near future. Although the Company had paid nominal rent at the Tully, New York address, above, we currently pay no rent or other fees for the use of our new address since these offices are used by our affiliate, ARP, and its manager, Performance Realty Management, LLC, an Arizona limited liability company in which our Chairman of the Board, Sean Zarinegar, is the sole member. However, it is anticipated that in the following fiscal year the Company will be making lease or subleasing arrangements at its current location.

ITEM 4. – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Authorized Capital Stock

The authorized capital stock of the Company consists of 500,000,000 shares of common stock, par value $.00001 per share, of which there are 116,068,770 issued and outstanding to approximately 372 shareholders, and 10,000,000 shares of Series A Preferred Stock, par value $.00001 per share, of which 20,000 are issued or outstanding to ARP.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available. In the event of a liquidation, dissolution or winding up of the company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

Preferred Stock

The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the applicable law of Nevada, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. At present, we have no plans to neither issue any preferred stock nor adopt any series, preferences or other classification of preferred stock.

The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of the holders of the common stock. Although the Board of Directors is required to make any determination to issue such stock based on its judgment as to the best interests of our stockholders, the Board of Directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

On October 28, 2014, the Company issued an aggregate of 20,000 newly issued shares of Series A Preferred Stock to Cortland in consideration of retirement of $19,452 of debt owed by the Company to Cortland.  The Company had issued these shares pursuant to Section 4(2) of the 1933 Securities Act due to the fact that it did not involve a public offering.  These restricted shares were subsequently purchased in a private sale by ARP on February 13, 2015.

Market Information

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

●
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of January 31, 2015, there were approximately 372 record shareholders of 116,068,770 shares of the Company's common stock.  This remains the same as of the date of this filing.  ARP is the sole holder of the Series A Preferred Stock.

Dividends

We have not paid any dividends on our common stock and do not presently intend to pay cash dividends prior to the consummation of a business combination. The payment of cash dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a business combination, if any. The payment of any dividends subsequent to a business combination, if any, will be within the discretion of our then existing board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

 Securities Authorized for Issuance Under Equity Compensation Plans

We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

Recent Sale of Unregistered Securities

On January 24, 2014, the Company recorded minutes on a proposed a 775:1 reverse stock split. See Form 10-K dated March 7, 2014.  As of March 7, 2014, the common stock issued and outstanding had been adjusted retroactively back to inception to reflect this split. The reverse stock split had been approved by FINRA with the effective date of February 21, 2014. As of January 31, 2014, the common stock issued and outstanding had been adjusted retroactively back to inception to reflect the proposed 775:1 reverse stock split.

On April 1, 2014, 69,531,000 shares of common stock were issued for consulting services. See Form 10-Q dated June 10, 2014.  The shares of common stock had been valued at $13,906 based on the fair value of the common stock on the date of the grant. The shares were issued to:

Fortitude Group, Inc.	9,250,000 Common Shares
Calypso Ventures, LLC	6,250,000 Common Shares
Friction and Heat, LLC	6,250,000 Common Shares
Procap Funding, Inc.	6,700,000 Common Shares
Rochester Equities of NY, Inc.	6,700,000 Common Shares
Data Capital Corp.	6,700,000 Common Shares
Bengal Holdings, Inc.	6,250,000 Common Shares
Gabon Investments, Inc.	6,250,000 Common Shares
Carson Holdings, LLC	6,700,000 Common Shares
Libra6 Management Corp.	6,481,000 Common Shares; and
Gemini Group Global Corp.	2,000,000 Common Shares

For the six-month period between January 31, 2014 and July 31, 2014, the Company had issued 198 shares of common stock due to beneficial roundup and recalculation of the previous reverse split.

On July 25, 2014, the Company recorded a stock payable of 9,000,000 shares of common stock, in exchange for received payment of $1,800. As of July 31, 2014, the Company had 69,705,083 shares of common stock issued and outstanding.  On August 19, 2014, 9,000,000 shares of common stock were issued at $0.002/ per share, in exchange for a stock payable of $1,800 recorded on July 25, 2014, and 18,000,000 shares of common stock were issued at $0.002/ per share, in exchange for a stock payable of $3,600 recorded on August 13, 2014.

A change of control of the Company occurred on October 28, 2014 when Cortland acquired 20,000 shares of the Series A Preferred Stock in consideration for the retirement of debt owed by the entity.

On February 4, 2015, the Board of Directors for the Company ratified and approved, amongst other things, the private sale of 20,000 shares of the Series A Preferred Stock and 58,809,678 shares of Common Stock representing 50.79% of the total outstanding of 116,068,770 Common Stock outstanding of the Company. The Share Purchase Agreements were entered into between the selling shareholders, below, ARP and the Company. These agreements are collectively referred to herein as the “SPAs”. The SPAs closed escrow on February 13, 2015 with the receipt of medallion signed transfers of the restricted certificates.  The selling shareholders were as follows:

Aquamarine Holdings, LLC	9,000,000 Common Shares;
Dunlap Consulting, LLC	9,000,000 Common Shares;
Nutmeg State Realty, LLC	9,000,000 Common Shares;
Carson Holdings, LLC	6,700,000 Common Shares;
Calypso Ventures, LLC	6,250,000 Common Shares;
Bengal Holdings, Inc.	6,250,000 Common Shares;
Gabon Investments, Inc	6,250,000 Common Shares;
Friction & Heat, LLC	6,250,000 Common Shares; and
Cortland Comm., LLC	109,678 Common Shares.

These common shares, in the aggregate, account for 58,809,678, or 50.79% of the common shares outstanding of the Corporation. In addition, ARP acquired 20,000 of the Series A Preferred Stock from Cortland. As of the close of business on April 30, 2015, the Company had 116,068,770 shares of common stock issued and outstanding and 20,000 shares of preferred stock issued and outstanding.

Transfer Agents

Integral Transfer Agency
203 – 100 Queen St. E
Toronto, ON, M5C 1S6
Canada
Phone: 416-623-8028
Fax: 1-866-571-9615

and

Issuer Direct Corporation
500 Perimeter Park Dr., Ste. D
Morrisville, MD 27560
Phone: (919) 744-2722
Fax: (646) 225-7104

ITEM 6. – SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $4,457,274 for the period from December 17, 2007 (inception) to January 31, 2015, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. As of January 31, 2014, we had $0 cash on hand and an accumulated deficit of $4,400,121. As of January 31, 2015, we had $461 cash on hand and an accumulated deficit of $4,457,274. See “Liquidity and Capital Resources.”

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

CRITICAL ACCOUNTING POLICIES & ESTIMATES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash. As of January 31, 2014, we had $0 cash on hand and an accumulated deficit of $4,400,121. As of January 31, 2015, we had $461 cash on hand and an accumulated deficit of $4,457,274.

In 2012 and 2013, the Company had incurred liabilities to Cortland in the amount of $16,098 in both notes payable and accrued interest on those notes. Cortland was a majority shareholder in the Company until the change in control effective February 13, 2015. On July 12, 2013, the Company had issued 73,549 shares of common stock to Cortland in exchange for all notes payable and accrued interest outstanding as of that date, in the amount of $16,098, paid in full.

Net cash used in operating activities was $20,439 during the twelve months ended January 31, 2015. Net cash provided by investing activities was $0 during the twelve months ended January 31, 2015. Net cash provided by financing activities was $20,900 during the twelve months ended January 31, 2015.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $57,153 for the year ended January 31, 2015. The Company had a net loss of $1,721,611 for the year ended January 31, 2014.

CASH FLOW

Our primary source of liquidity has been cash from donated capital and loans from shareholders.

WORKING CAPITAL

As of January 31, 2014, the Company had total current assets of $701 and total current liabilities of $23,520 resulting in a working capital deficit of $22,819. As of January 31, 2015, the Company had total current assets of $461 and no current liabilities resulting in a working capital of $461.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JANUARY 31, 2015 COMPARED TO THE TWELVE MONTHS ENDED JANUARY 31, 2014

LACK OF REVENUES

We have limited operations and have not generated any revenues.  As of January 31, 2015, we have an accumulated deficit of $4,457,274.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $57,153 for the twelve months ended January 31, 2015, compared to a net loss of $1,721,611 for the twelve months ended January 31, 2014.   Our basic and diluted loss per share was $(0) for the year ended January 31, 2015, and $(12.19) for the year ended January 31, 2014.

OPERATION AND ADMINISTRATIVE EXPENSES

Our total operating expenses increased to $54,046 for the twelve months ended January 31, 2015, compared to $26,615 for the same period in 2014.  The increase was due in large part to an increase in consulting and professional fees related to the change in control transaction with ARP.

Our rent expense remained unchanged at $3,000 for the twelve months ended January 31, 2015 compared to the same period in 2014.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies and a consulting fee.  Our general and administrative expenses decreased to $3,345 for the twelve months ended January 31, 2015, compared to $5,615 for the same period in 2014.

Our legal and accounting fees increased to $30,795 for the twelve months ended January 31, 2015, compared to $15,000 for the same for the same period in 2013.

Common Stock

On July 12, 2013, in exchange for notes payable and accrued interest of $16,098, 73,549 shares of common stock were issued to Cortland. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction.

On January 24, 2014, the Company recorded minutes on a proposed a 1 for 775 reverse stock split. See Form 10-K dated March 7, 2014.  As of March 7, 2014, the common stock issued and outstanding had been adjusted retroactively back to inception to reflect this split. The reverse stock split had been approved by FINRA with the effective date of February 21, 2014. As of January 31, 2014, the common stock issued and outstanding had been adjusted retroactively back to inception to reflect the proposed reverse stock split.

On April 1, 2014, 69,531,000 shares of common stock were issued for consulting services. See Form 10-Q dated June 10, 2014.  The shares of common stock had been valued at $13,906 based on the fair value of the common stock on the date of the grant. The shares were issued to:

Fortitude Group, Inc.	9,250,000 Common Shares
Calypso Ventures, LLC	6,250,000 Common Shares
Friction and Heat, LLC	6,250,000 Common Shares
Procap Funding, Inc.	6,700,000 Common Shares
Rochester Equities of NY, Inc.	6,700,000 Common Shares
Data Capital Corp.	6,700,000 Common Shares
Bengal Holdings, Inc.	6,250,000 Common Shares
Gabon Investments, Inc.	6,250,000 Common Shares
Carson Holdings, LLC	6,700,000 Common Shares
Libra6 Management Corp.	6,481,000 Common Shares; and
Gemini Group Global Corp.	2,000,000 Common Shares

For the six-month period between January 31, 2014 and July 31, 2014, the Company had issued 198 shares of common stock due to beneficial roundup and recalculation of the previous reverse split.

On July 8, 2014, the Company filed a Certificate of Amendment with the State of Nevada to increase the number of authorized capital stock to 510,000,000. The number of authorized shares common stock increased to 500,000,000 with a par value of $0.00001 and the number of authorized blank check preferred remained the same at 10,000,000 with a par value of $0.00001. Id.  On July 11, 2014, the Company authorized from its 10,000,000 shares of preferred stock, the designation of 20,000 shares of preferred stock classified as the “Series A Preferred Stock,” which carried super voting rights equal to 25,000 votes per share.  See Form 8-K dated October 28, 2014.

On July 25, 2014, the Company recorded a stock payable of 9,000,000 shares of common stock, in exchange for received payment of $1,800.  On August 19, 2014, 9,000,000 shares of common stock were issued at $0.002/ per share, in exchange for a stock payable of $1,800 recorded on July 25, 2014, and 18,000,000 shares of common stock were issued at $0.002/ per share, in exchange for a stock payable of $3,600 recorded on August 13, 2014.

A change of control of the Company occurred on October 28, 2014 when Cortland acquired 20,000 shares of the Series A Preferred Stock in consideration for the retirement of debt owed the entity. See Form 8-K dated October 29, 2014.  The Company recorded $19,452 in debt converted held in interest.  As a result, Cortland Communications, LLC held, at the time, voting rights equivalent to 500,000,000 shares of the Company’s common stock.

On February 4, 2015, the Board of Directors for the Company ratified and approved, amongst other things, the private sale of 20,000 shares of the Series A Preferred Stock and 58,809,678 shares of Common Stock representing 50.79% of the total outstanding of 116,068,770 Common Stock outstanding of the Corporation. See Form 8-K dated February 5, 2015.

The Share Purchase Agreements were entered into between the selling shareholders, below, American Realty Partners, LLC, an Arizona limited liability company (“ARP”) as buyer, and the Corporation. These agreements are collectively referred to herein as the “SPAs”. The SPAs closed escrow on February 13, 2015 with the receipt of medallion signed transfers of the restricted certificates.  The selling shareholders were as follows:

Aquamarine Holdings, LLC	9,000,000 Common Shares;
Dunlap Consulting, LLC	9,000,000 Common Shares;
Nutmeg State Realty, LLC	9,000,000 Common Shares;
Carson Holdings, LLC	6,700,000 Common Shares;
Calypso Ventures, LLC	6,250,000 Common Shares;
Bengal Holdings, Inc.	6,250,000 Common Shares;
Gabon Investments, Inc	6,250,000 Common Shares;
Friction & Heat, LLC	6,250,000 Common Shares; and
Cortland Comm., LLC	109,678 Common Shares.

These common shares, in the aggregate, account for 58,809,678, or 50.79% of the common shares outstanding of the Corporation. In addition, ARP acquired 20,000 of the Series A Preferred Stock from Cortland Communications, LLC (the “Series A Preferred”). As a result, a change of control of the Company took place on February 13, 2015 (the date of the closing of escrow).

On March 2, 2015, ARP voted its shares of common stock and preferred stock in adopting a Plan of Conversion pursuant to Sections 92A.005 et seq. of the Nevada Revised Statutes, and Section 3-904(c)(1) of the Code of Maryland (the “Plan of Conversion”).  The Plan of Conversion was recommended by the Board of Directors of the Company.  The action consented to was to convert the Company from a Nevada corporation to a Maryland corporation, pursuant to conversion statutes under the Nevada Revised Statutes (the “NRS”) and the Maryland General Corporation Law (the “MGCL”) (the “Maryland Conversion”).

As of the close of business on March 2, 2015, we had 116,068,770 shares of Common Stock outstanding of the Company (subject to the Reverse Stock Split) and 20,000 shares of Preferred Stock.  Each share of outstanding Common Stock is entitled to one vote and each share of Preferred Stock is entitled to 25,000 votes.

On March 27, 2015, through Schedule 14C, the Company noticed a reverse split of its common stock on a 1,000:1 basis, and its conversion from a Nevada corporation to a Maryland corporation pursuant to the conversion statutes under the Nevada Revised Statutes and Maryland General Corporation Law. In order to account for dissenter’s rights and abbreviated notice to non-beneficial owners of the Company’s common stock, these actions did not become effective until May 7, 2015. Following the stock split, the Company’s shares of issued and outstanding common stock equaled 116,068.77 (with fractional shares being issued and rounded up to the nearest hundredth), of which, ARP holds title to 58,809.68 shares.

The Company had provided notice to FINRA of its stock split and conversion (subject to dissenter’s rights) through the filing of its FINRA User Company-Related Action Notification Form on March 13, 2015 (requiring completion within ninety days), and notice of the symbol change from “AFFW” to “AHIT” on March 31, 2015 (likewise requiring completion within ninety days).

As of January 31, 2014, the Company had 190,000,000 shares of common stock authorized at $0.00001 par value per share and 173,885 shares of common stock issued and outstanding.  As of January 31, 2015, the Company had 500,000,000 shares of common stock authorized at $0.00001 par value per share and 116,068,770 shares of common stock issued and outstanding.

Preferred Stock

On August 20, 2012 the Company filed a Certificate of Amendment with the State of Nevada and reclassified 10,000,000 capital stock as preferred stock with a par value of $0.00001 (i.e. the Series A Preferred). There was an aggregate of 0 shares of Series A Preferred issued and outstanding as of January 31, 2014.  As of January 31, 2015, there were 20,000 shares of Series A Preferred issued and outstanding.

ITEM 7A. – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Affinity Mediaworks Corp.
Tully, New York

We have audited the accompanying balance sheet of Affinity Mediaworks Corp. (the “Company”) as of January 31, 2015, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2015, and the related results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
May 1, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Affinity Mediaworks Corp.

We have audited the accompanying balance sheet of Affinity Mediaworks Corp. as of January 31, 2014 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affinity Mediaworks Corp. as of January 31, 2014, and the results of its operations and cash flows for the year then ended described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated losses and insufficient working capital to meet operating needs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 7, 2014

Affinity Mediaworks Corp.
Balance Sheets

	January 31, 2015 $	January 31, 2014 $

ASSETS

Current Assets

Cash	461	–
Prepaid expenses	–	701

Total Assets	461	701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	–	10,754
Due to related party (Note 3)	–	7,569
Notes payable	–	3,597
Notes payable – related party	–	1,600

Total Liabilities	–	23,520

Stockholders’ Deficit

Preferred Stock 9,980,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Preferred Stock – Series A 20,000 shares authorized, $0.00001 par value; 20,000 shares issued and outstanding (2014 – no shares)	–	–

Common Stock 500,000,000 shares authorized, $0.00001 par value; 116,068,770 shares issued and outstanding (2014 – 173,885 shares)	1,161	2

Additional Paid-in Capital	4,456,574	4,377,300

Accumulated Deficit	(4,457,274)	(4,400,121)

Total Stockholders’ Equity (Deficit)	461	(22,819)

Total Liabilities and Stockholders’ Equity (Deficit)	461	701

The accompanying notes are an integral part of these financial statements

Affinity Mediaworks Corp.
Statements of Operations

	Year ended	Year ended
	January 31,	January 31,
	2015	2014
	$	$

Expenses

Consulting fees	16,906	3,000
General and administrative	3,345	5,615
Professional fees	30,795	15,000
Rent	3,000	3,000

Total Expenses	54,046	26,615

Loss Before Other Expense	(54,046)	(26,615)

Other Expenses

Interest expense	(3,107)	(1,094)
Loss on debt conversion – related party	–	(1,693,902)

Net Loss	(57,153)	(1,721,611)

Net Loss Per Share – Basic and Diluted	0.00	(12.19)

Weighted Average Shares Outstanding – Basic and Diluted	71,914,896	141,241

The accompanying notes are an integral part of these financial statements

Affinity Mediaworks Corp.
Statements of Stockholders’ Equity (Deficit)
For the Years Ended January 31, 2015 and 2014

	Preferred Stock – Series A		Common Stock				Additional
							Paid-in	Accumulated
	Shares	Amount	Shares		Amount		Capital	Deficit	Total
	#		$	#	$		$	$	$

Balance – January 31, 2013	–	–		100,336		1	2,661,301	(2,678,510)		(17,208)

Donated services	–	–		–		–	6,000	–		6,000

Stock issued for conversion of debt	–	–		73,549		1	1,709,999	–		1,710,000

Net loss for the year	–	–		–		–	–	(1,721,611)		(1,721,611)

Balance – January 31, 2014	–	–		173,885		2	4,377,300	(4,400,121)		(22,819)

Donated services	–	–		–		–	6,000	–		6,000

Issuance of founders shares	–	–		69,531,000		695	13,211	–		13,906

Common stock issued for beneficial round-up	–	–		198		–	–	–		–

Stock issued for cash	–	–		27,000,000		270	5,130	–		5,400

Preferred stock issued for conversion of debt	20,000	-		-		-	19,452	-		19,452

Common stock issued for conversion of debt	-	–		21,500,000		215	21,285	–		21,500

Common stock returned to treasury	–	–		(2,136,313)		(21)	21	–		–

Forgiveness of related party note payable	–	–		–		–	3,175	–		3,175

Forgiveness of amount due to related party	–	–		–		–	11,000	–		11,000

Net loss for the year	–	–		–		–	–	(57,153)		(57,153)

Balance – January 31, 2015	20,000	–		116,068,770		1,161	4,456,574	(4,457,274)		461

The accompanying notes are an integral part of these financial statements

Affinity Mediaworks Corp.
Statements of Cash Flows

	Year ended January 31, 2015 $	Year ended January 31, 2014 $

Cash Flows from Operating Activities

Net loss	(57,153)	(1,721,611)

Adjustments to reconcile net loss to net cash
Donated consulting services and rent	6,000	6,000
Loss on conversion of debt	–	1,693,902
Stock based compensation	13,906	–

Changes in operating assets and liabilities:
Prepaid expenses	701	(701)
Accounts payable	13,500	6,103
Accrued liabilities	(824)	(1,000)
Due to related parties	3,431	5,340

Net Cash Used In Operating Activities	(20,439)	(11,967)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	5,400	–
Proceeds from loans payable	–	3,597
Proceeds from related parties loans payable	15,500	8,370

Net Cash Provided by Financing Activities	20,900	11,967

Change in Cash	461	–

Cash - Beginning of Period	–	–

Cash - End of Period	461	–

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-Cash Financing Activities
Stock issued in conversion of debt to related parties	$40,952	$16,098
Note payable forgiven by related party	$3,175	$–
Forgiveness of amount due to related party	$11,000	$–
Loan payable issued to settle accounts payable	$20,000	$ _
Debt purchased by related party	$3,961	$ _
Common stock returned to treasury	$21	$ _

The accompanying notes are an integral part of these financial statements

Affinity Mediaworks Corp.
Notes to the Financial Statements
1.    Nature of Operations

The Company was incorporated on December 17, 2007 under the laws of the State of Nevada.  On January 7, 2010, the Company changed its name from Green Bikes Rental Corporation to Affinity Mediaworks Corp.  The Company's former principal business was to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method.  On February 4, 2015, the Company and the Company’s shareholders entered into a Share Purchase Agreement with American Realty Partners, LLC, (“ARP”) pursuant to which ARP acquired 20,000 shares of the Series A Preferred stock and 58,809,678 shares of common stock from the selling shareholders.  The Company changed its principal business to ARP’s principal business of acquisition and management of real estate as rental properties.  Refer to Note 7(a).

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and is unlikely to generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2015, the Company has accumulated losses of $4,457,274 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.           Summary of Significant Accounting Policies

a)           Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. The Company’s fiscal year-end is January 31.

b)           Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)           Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As of January 31, 2015 and 2014, there were no cash equivalents.

d)           Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)           Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

f)           Financial Instruments
ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)           Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

h)           Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

3.           Related Party Transactions

a)	During the year ended January 31, 2015, the Company recognized $6,000 (2014 - $6,000) for donated rent and services provided by the President and Director of the Company.

b)
During the year ended January 31, 2013, the Company incurred liabilities to Cortland Communications, LLC (“Cortland”) in the amount of $8,202. The former President of the Company is also the president of Cortland. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland. The stock was valued based on the fair market closing price on the date of the grant. The Company incurred a loss on debt conversion of $1,693,902 related to this stock transaction. During the year ended January 31, 2014, the Company incurred new liabilities to Cortland in the amount of $1,600. The promissory notes bear simple interest at 15% per annum. On April 15, 2014, a debt purchase agreement was signed with a third party and Cortland assumed the debt in the amount of $3,961 in a promissory note bearing simple interest at 15% per annum.  During the year ended January 31, 2015, the Company incurred new liabilities to Cortland in the amount of $12,325.   On October 28, 2014, the Company issued 20,000 shares of preferred stock with a fair value of $4 to settle $17,886 of notes payable and $1,566 of accrued interest owing to Cortland. The fair value of the preferred stock was based on the fair value of the common stock if such preferred stock would be converted.  The gain on the conversion of $19,448 was recorded in additional paid in capital.

c)
As of January 31, 2014, the Company was indebted to Lyboldt-Daly, Inc. (“Lyboldt-Daly”) $7,500 for accounting services provided to the Company.  A former majority shareholder of the Company is also the President of Lyboldt-Daly.  During the year ended January 31, 2015, the Company accrued another $3,500 for accounting services provided to the Company.  During the year ended January 31, 2015, $11,000 was forgiven by Lyboldt-Daly and the amount was recorded in additional paid-in capital.

d)
On January 30, 2015, a former majority shareholder of the Company advanced $3,175 to the Company.  The advance was non-interest bearing, unsecured and had no terms of repayment. On January 31, 2015, the $3,175 was forgiven by the shareholder and the amount was recorded in additional paid-in capital.

e)
On May 27, 2014, the Company incurred liabilities to Data Capital Corp. and issued a promissory note in the amount of $20,000. The promissory note bears simple interest at 15% per annum. On January 13, 2015, the Company issued 21,500,000 shares of common stock with a fair value of $4,300 to settle the $20,000 note payable and $1,500 of accrued interest.  The gain on the conversion of $17,200 was recorded in additional paid in capital.

4.           Preferred Stock – Series A

a)
On July 11, 2014, the Company filed an Amendment to Certificate of Designation with the State of Nevada to amend the designation of the blank check preferred stock to include 20,000 authorized shares of preferred stock – Series A, with each share entitling the holder to 25,000 votes on all matters submitted to a vote of the stockholders.  The Series A preferred stock is convertible to one common stock.

b)
On October 28, 2014, the Company issued 20,000 shares of Series A preferred stock at a fair value of $4 to settle $17,886 of notes payable and $1,566 of accrued interest owing to the former President of the Company.

5.           Common Stock

a)	On January 13, 2015, the Company issued 21,500,000 shares of common stock to settle a $20,000 note payable and $1,500 of accrued interest. Refer to Note 3(e).

b)	On October 31, 2014, 2,136,313 shares of common stock that were previously issued by the Company through a consulting agreement were canceled and returned to treasury.

c)	On July 25 and August 13, 2014, the Company issued 18,000,000 and 9,000,000 shares of common stock, respectively, at $0.0002 per share for cash proceeds of $5,400.

d)
On July 8, 2014 the Company filed a Certificate of Amendment with the State of Nevada to increase the number of authorized capital stock to 510,000,000. The number of authorized shares of common stock increased to 500,000,000 with a par value of $0.00001 and the number of authorized blank check preferred remained the same at 10,000,000 with a par value of $0.00001.

e)	On July 1, 2014, the Company issued 61 shares of common stock due to a beneficial round-up and recalculation of the previous reverse stock split.

f)	On April 1, 2014, the Company issued 137 shares of common stock due to a beneficial round-up and recalculation of the previous reverse stock split.

g)	On April 1, 2014, the Company issued 69,531,000 shares of common stock to the founders of the Company for consulting services with a fair value of $13,906.

h)	On February 21, 2014 the Company completed a 1 for 775 reverse stock split. All common stock issued and outstanding has been adjusted retroactively to reflect this change.

i)
On July 12, 2013, in exchange for notes payable and accrued interest of $16,098, 73,549 shares of common stock were issued to Cortland. The stock was valued based on fair market closing price on the date of the grant. The Company had a loss on debt conversion of $1,693,902 related to this stock transaction. Refer to Note 3(b).

6.           Income Taxes

The Company has net operating losses carried forward of $411,462 available to offset taxable income in future years which expires beginning in fiscal 2028.  The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31, 2015 $	January 31, 2014 $

Income tax recovery at statutory rate	19,432	585,348

Permanent differences	(6,768)	(577,967)

Valuation allowance change	(12,664)	(7,381)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at January 31, 2014 and 2015, are as follows:
	January 31, 2015 $	January 31, 2014 $

Net operating loss carryforward	139,897	127,233

Valuation allowance	(139,897)	(127,233)

Net deferred income tax asset		–

7. Subsequent Events

a)
On February 4, 2015, the Company and the Company’s shareholders entered into a Share Purchase Agreement with American Realty Partners, LLC (“ARP”) pursuant to which ARP acquired 58,809,678 shares of common stock, representing 50.79% of the total issued and outstanding shares of common stock of the Company, and 20,000 shares of Series A preferred stock of the Company representing 100% of the total issued and outstanding shares of Series A preferred stock of the Company. The agreement closed on February 13, 2015. As a result of this transaction, a change of control of the Company took place.

b)
On February 4, 2015, the board of directors of the Company approved a 1000 to 1 reverse stock split of the Company’s common stock. The reverse stock split is subject to dissenter’s rights under Nevada law. The reverse stock split will be effectuated on May 8, 2015, upon the expiration of the dissenter’s rights.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

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

On January 31, 2015, Eric Stoffers, our Chief Executive Officer, and Bill Deegan, our Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses identified relate to the lack of an audit committee, lack of proper segregation of duties and ineffective controls over the period end financial disclosures and reporting processes. The Company believes that these are due to the Company’s limited resources.

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

On January 31, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing with the Commission our Annual Report on Form 10-K for the year ended January 31, 2015. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because of the material weaknesses as noted above.  As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, Malone Bailey, LLP, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Malone Bailey, LLP expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, January 31, 2015 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9. B – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our Officers and Directors.

Name	Age	Position Held
Sean Zarinegar	44	Chairman of the Board
Eric Stoffers	38	Chief Executive Officer and President
Bill Deegan	63	Chief Financial Officer, Treasurer and Secretary

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director.  The directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities.

Biographical Information for Sean Zarinegar, Age 44, Chairman of the Board of Directors

Mr. Zarinegar brings more than twenty years of experience in operations, evaluation, investment and management of real estate assets and is responsible for new asset origination, evaluation, analysis and due diligence, as well as overall executive direction.  Mr. Zarinegar brings investment experience to the company as well as experience having formed successful business partnerships and has acquired a talented team of experts necessary to support ongoing and future projects and opportunities. Mr. Zarinegar has been an active real estate investor in Arizona, as well as Colorado and Southern California, and has been tasked by the Corporation in leading efforts to convert the Corporation to a Real Estate Investment Trust consistent with 26 USC §856.

Mr. Zarinegar is focused on maximizing the tremendous opportunity in the Phoenix, Arizona real estate market.  With the decades of experience behind him, along with a severely depressed real estate market, the opportunities are abundant.  Mr. Zarinegar is subject to consent cease and desist orders issued by the Kansas Securities Commission and Alabama Securities Commission for matters not related to the Company or its business.

Biographical Information for Eric Stoffers, Age 38, Chief Executive Officer and President

Mr. Stoffers has fifteen years of experience across the spectrum of real estate, including sales, recapitalization, dispositions, acquisitions, and development. Mr. Stoffers was responsible for outsourcing acquisitions of commercial properties internationally for several companies including GIOSTAR for the DevelopCabo.com project. He was also at the forefront of expansion with the emerging company NASDAQ: (PFCB), both as General Manager and in business development where he opened sixteen new locations in two years, giving him the incredible knowledge that led him to open his own real estate investment company in 2006, after finding personal real estate investment success in 2004. Mr. Stoffers holds a degree in Small Business Administration and Hotel Restaurant Management from Northern Arizona University. He is a licensed Real Estate Agent in the state of Arizona.  The Corporation is in the process of negotiating terms of compensation with Mr. Stoffers.

Biographical Information for Bill Deegan, Age 63, Chief Financial Officer, Treasurer and Secretary

Mr. Deegan brings more than thirty years of real estate development, accounting, finance and sales experience to the Corporation. Mr. Deegan served as Senior Vice President of a major public authority in New York State with more than $2 billion in real estate assets. In the private sector he participated in the development of single-family and resort properties in Central America, was involved in the syndication and distribution of real estate limited partnerships and real estate investment trusts with Merrill Lynch and Smith Barney, and has consulted with Performance Realty Management on the implementation of business strategies designed to enhance shareholder value. The Corporation is in the process of negotiating terms of compensation with Mr. Deegan.

Family Relationships

There are no family relationships among our officers or directors.

Involvement in Certain Legal Proceedings

Except as otherwise disclosed above, during the past five years no director or executive officer of the company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Significant Employees

The Company has three employees. These employees are identified above in this Item 10.

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

Audit Committee and Financial Expert

We do not have an Audit Committee.  Prior to the change in control on February 13, 2015, Mark Gleason, the past President, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  The Company has substituted Mr. Stoffers in this role since the change in control.  We do not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no business operations, management believes the services of a financial expert are not warranted.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Mark Gleason, our past President, had performed some of the functions associated with a Nominating Committee.  Similar to the Audit Committee, since the change in control, we have elected not to have a Nominating Committee since we are a development stage company with limited operations and resources.

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

ITEM 11. – EXECUTIVE COMPENSATION

Our sole director and officers have not received any cash remuneration. The same holds true with Mr. Gleason during his tenure as sole director and officer during the fiscal year ending January 31, 2015. Until further resolution of the Board, officers will not receive any remuneration upon completion of an offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by the Company as of January 31, 2014, to be the beneficial owner of five percent or more of the common stock of the Company and the Officers and Director separately and as a group of the Company. Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership*	Percentage of Class*
Cortland Communications, LLC	125,162	72%

All executive officers and directors as a group	125,162	72%

*The amount is based on 173,885 shares of common stock outstanding as of January 31, 2014.

The following table sets forth each person known by the Company as of January 31, 2015, to be the beneficial owner of five percent or more of the common stock of the Company and the Officers and Director separately and as a group of the Company. Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership*	Percentage of Class*
Aquamarine Holdings, LLC	9,000,000	7.75%
Dunlap Consulting, LLC	9,000,000	7.75%
Nutmeg State Realty, LLC	9,000,000	7.75%
Carson Holdings, LLC	6,700,000	5.77%
Calypso Ventures, LLC	6,250,000	5.38%
Bengal Holdings, Inc.	6,250,000	5.38%
Gabon Investments, Inc.	6,250,000	5.38%
Friction & Heat, LLC	6,250,000	5.38%
All executive officers and directors as a group	125,162	-

*The amount is based on 116,068,770 shares of common stock outstanding as of January 31, 2015.  These beneficial owner shares were purchased by ARP in a private sale that closed on February 13, 2015.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

During the twelve months ended January 31, 2015, the Company recognized a total of $6,000 for donated rent and services provided by the President and Director of the Company, Mark Gleason.

During the year ended January 31, 2013, the Company incurred liabilities to Cortland in the amount of $8,202. The former President of the Company is also the President of Cortland. The promissory notes bear simple interest at 15% per annum. On July 12, 2013, in exchange for notes payable and accrued interest of $16,098 as of that date, 73,549 shares of common stock were issued to Cortland. The stock was valued based on the fair market closing price on the date of the grant. The Company incurred a loss on debt conversion of $1,693,902 related to this stock transaction. During the year ended January 31, 2014, the Company incurred new liabilities to Cortland in the amount of $1,600. The promissory notes bear simple interest at 15% per annum.

On April 15, 2014, a debt purchase agreement was signed with a third party and Cortland assumed the debt in the amount of $3,961 in a promissory note bearing simple interest at 15% per annum.  During the year ended January 31, 2015, the Company incurred new liabilities to Cortland in the amount of $12,325.   On October 28, 2014, the Company issued 20,000 shares of preferred stock with a fair value of $4 to settle $17,886 of notes payable and $1,566 of accrued interest owing to Cortland. The fair value of the preferred stock was based on the fair value of the common stock if such preferred stock would be converted.  The gain on the conversion of $19,448 was recorded in additional paid in capital.

As of January 31, 2014, the Company was indebted to Lyboldt-Daly, Inc. (“Lyboldt-Daly”) $7,500 for accounting services provided to the Company.  A former majority shareholder of the Company is also the President of Lyboldt-Daly.  During the year ended January 31, 2015, the Company accrued another $3,500 for accounting services provided to the Company.  During the year ended January 31, 2015, $11,000 was forgiven by Lyboldt-Daly and the amount was recorded in additional paid-in capital.

On January 30, 2015, a former majority shareholder of the Company advanced $3,175 to the Company.  The advance was non-interest bearing, unsecured and had no terms of repayment. On January 31, 2015, the $3,175 was forgiven by the shareholder and the amount was recorded in additional paid-in capital.  On May 27, 2014, the Company incurred liabilities to Data Capital Corp. and issued a promissory note in the amount of $20,000. The promissory note bears simple interest at 15% per annum. On January 13, 2015, the Company issued 21,500,000 shares of common stock with a fair value of $4,300 to settle the $20,000 note payable and $1,500 of accrued interest.  The gain on the conversion of $17,200 was recorded in additional paid in capital.

ITEM 14. – PRINCIPAL ACCOUNTING FEES

On or about February 13, 2015, M&K CPAS, PLLC (“M&K”), an independent registered public accounting firm, constructively resigned as auditors for the Company, or alternatively, was terminated by the Company.

The Company's financial statement for the years ended 2013, 2012 and through the 4th Quarter of 2014, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified to audit scope or accounting principles but did include explanatory paragraphs and footnotes questioning the Company's ability to continue as a going concern.

During the period of M&K's engagement as the Company's independent registered public accounting firm, there were no disagreements as defined in Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&K, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Furthermore, during the engagement of M&K, there were no reportable events, as defined under Item 304(a)(1)(v) of Regulation S-K. The Company provided M&K with a copy of its March 12, 2015 Form 8-K prior to its filing and had requested that M&K furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made above. The Company intends to include that letter, when received, as Exhibit 10.1 to an amendment to the 8-K.

On February 21, 2015, the Board of Directors appointed MaloneBailey, LLP (“MaloneBailey”), an independent registered accounting firm, which is registered with, and is governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During the month prior to engaging MaloneBailey through the date of this filing, neither the Company nor anyone on our behalf consulted MaloneBailey regarding either (a) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (b) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Aggregate fees billed by M&K for audit services and aggregate fees billed by “The Accurum Group, PLLC” for tax preparation in the most recent two fiscal years, were as follows:

	FISCAL 2015	FISCAL 2014
Audit Fees (1)	$2,000	$7,000.00
Tax Fees (2)	$0	$0
Other Fees	$0	$0

Aggregate fees billed by the Company’s current principal accountants, MaloneBailey for audit services were as follows:

FISCAL 2015
Audit Fees (1)	$2,000
Tax Fees (2)	$0
Other Fees	$0

(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by M&K CPAS PLLC and MaloneBailey, LLP, as well as the fees charged by these respective entities, for such services. We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

 PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10K for the Period Ended January 31, 2015
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

AFFINITY MEDIAWORKS CORP.

Date: May 4, 2015	By: /s/ Eric Stoffers Eric Stoffers Chief Executive Officer President (Principal Executive Officer)