Form 10-Q
period 2015-04-30
American Housing Income Trust, Inc.
filed 2015-06-15
CIK 1433821

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2015

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-150548

AMERICAN HOUSING INCOME TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	333-150548	75-3265854
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

34225 N. 27th Drive, Building 5, Phoenix, Arizona 85085
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(623) 551-5808
(ISSUER TELEPHONE NUMBER)

Registrant’s telephone number, including area code: (888) 406 2713

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 116,068,770 shares of common stock issued and outstanding as of June 15, 2015.

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

American Housing Income Trust, Inc.
(formerly Affinity Mediaworks Corp.)
Financial Statements
April 30, 2015
(Unaudited)

Contents

American Housing Income Trust, Inc.
(formerly Affinity Mediaworks Corp.)
Balance Sheets
(unaudited)

	April 30, 2015 $	January 31, 2015 $

ASSETS

Current Assets

Cash	–	461
Prepaid expense	45,633	–

Total Assets	45,633	461

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued liabilities	12,694	–
Due to related parties	87,996	–

Total Liabilities	100,690	–

Stockholders’ (Deficit) Equity

Preferred Stock
9,980,000 shares authorized, $0.00001 par value;
no shares issued and outstanding	–	–

Preferred Stock – Series A
20,000 shares authorized, $0.00001 par value;
20,000 shares issued and outstanding (January 31, 2015 – 20,000 shares)	–	–

Common Stock
500,000,000 shares authorized, $0. 01 par value;
116,068,770 shares issued and outstanding (January 31, 2015 – 116,068,770 shares)	1,160,688	1,160,688

Additional Paid-in Capital	3,297,471	3,297,047

Accumulated Deficit	(4,513,216)	(4,457,274)

Total Stockholders’ (Deficit) Equity	(55,057)	461

Total Liabilities and Stockholders’ (Deficit ) Equity	45,633	461

(The accompanying notes are an integral part of these unaudited financial statements)

American Housing Income Trust, Inc.
(formerly Affinity Mediaworks Corp.)
Statements of Operations
(unaudited)

	Three months	Three months
	Ended	Ended
	April 30,	April 30,
	2015	2014
	$	$

Expenses

Consulting fees	4,167	750
General and administrative	9,603	3,538
Professional fees	42,172	3,000
Rent	–	750

Total Expenses	55,942	8,038

Loss Before Other Expense	(55,942)	(8,038)

Other Expenses

Interest expense	–	(335)

Net Loss	(55,942)	(8,373)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	116,068,770	23,611,347

(The accompanying notes are an integral part of these unaudited financial statements)

American Housing Income Trust, Inc.
(formerly Affinity Mediaworks Corp.)
Statements of Stockholders’ (Deficit) Equity
For the three Months Ended April 30, 2015
(unaudited)

	Preferred Stock – Series A		Common Stock		Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – January 31, 2015	20,000	–	116,068,770	1,160,688	3,297,047	(4,457,274)	461

Forgiveness of related party note payable	–	–	–	–	424	–	424

Net loss for the period	–	–	–	–	–	(55,942)	(55,942)

Balance – April 30, 2015	20,000	–	116,068,770	1,160,688	3,297,471	(4,513,216)	(55,057)

(The accompanying notes are an integral part of these unaudited financial statements)

American Housing Income Trust, Inc.
(formerly Affinity Mediaworks Corp.)
Statements of Cash Flows
(unaudited)

	Three months ended April 30, 2015 $	Three months ended April 30, 2014 $

Cash Flows from Operating Activities

Net loss	(55,942)	(8,373)

Adjustments to reconcile net loss to net cash
Donated consulting services and rent	–	1,500

Changes in operating assets and liabilities:
Prepaid expenses	(45,633)	701
Accounts payable	10,694	5,953
Accrued liabilities	2,000	(2,500)
Due to related parties	87,996	(7,275)

Net Cash Used In Operating Activities	(885)	(9,994)

Cash Flows from Financing Activities

Repayment of loans payable	–	(3,597)
Proceeds from related parties loans payable	485	13,871
Repayment of related party loans payable	(61)	–

Net Cash Provided by Financing Activities	424	10,274

Change in Cash	(461)	280

Cash - Beginning of Period	461	–

Cash - End of Period	–	280

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-Cash Financing Activities
Stock issued as Founders Shares	$–	$695
Debt purchased by related party	$–	$3,961
Forgiveness of amount due to related party	$424	$–

(The accompanying notes are an integral part of these unaudited financial statements)

American Housing Income Trust, Inc.
(formerly Affinity Mediaworks Corp.)
Notes to Financial Statements (unaudited)

1. Nature of Operations

The Company was incorporated on December 17, 2007 under the laws of the State of Nevada.  On January 7, 2010, the Company changed its name from Green Bikes Rental Corporation to Affinity Mediaworks Corp.  On May 11, 2015, the Company converted into a Maryland corporation and changed its name to American Housing Income Trust, Inc.  The Company's former principal business was to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method.

On February 4, 2015, the Company and the Company’s shareholders entered into a Share Purchase Agreement with American Realty Partners, LLC (“ARP”) pursuant to which ARP acquired 58,809,678 shares of common stock, representing 50.79% of the total issued and outstanding shares of common stock of the Company, and 20,000 shares of Series A Preferred Stock of the Company representing 100% of the total issued and outstanding shares of preferred stock of the Company.  The agreement closed on February 13, 2015.  As a result of this transaction, a change of control of the Company took place.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and is unlikely to generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2015, the Company has accumulated losses of $4,513,216 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.           Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited statements and notes thereto for the years ended January 31, 2015 and 2014 contained in the Company’s Form 10-K filed on May 6, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown have been reflected herein.  The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the years ended January 31, 2015 and 2014 as reported in the Company’s Form 10-K have been omitted.

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

c) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

a) On February 17, 2015, a former majority shareholder of the Company advanced $485 to the Company.  During the three months ended April 30, 2015, the Company repaid $61 and the remaining balance of $424 was forgiven by the shareholder and the amount was recorded in additional paid-in capital.

b) As at April 30, 2015, the Company is indebted to ARP for $87,996 which represents expenses paid on behalf of the Company.

c) During the three months ended April 30, 2015, the Company prepaid $36,000 to its Chief Executive Officer in relation to the executive agreement as described in Note 5(g).  The Company expensed $4,167 of the $36,000 during the three months ended April 30, 2015 and the remaining $31,833 is recorded in prepaid expenses as at April 30, 2015.

d) During the three months ended April 30, 2015, the Company prepaid $13,800 to its Chief Financial Officer in relation to the executive agreement as described in Note 5(f).  At April 30, 2015, the $13,800 is recorded in prepaid expenses.

4.           Common Stock

On February 4, 2015, the board of directors of the Company approved a 1,000 to 1 reverse stock split of the Company’s common stock which resulted to the increase in the par value of the Company’s common stock from $0.00001 to $0.01.  All common stock amounts have been retroactively adjusted for all periods presented.

5.           Subsequent Events

a) On May 8, 2015, the Company’s Board of Directors approved the issuance of 2,000 post split shares of common stock of the Company to ARP upon the conversion of its Series A Preferred Stock.  The 2,000 post split shares will be issued upon the approval of the reverse stock split by FINRA.

b) On May 15, 2015, the Company entered into a Stock Exchange and Restructuring Agreement (“Stock Exchange Agreement”) with ARP. Pursuant to the agreement, the Company will issue 5,000,000 post split shares of common stock in exchange for all the membership units in ARP on a pro rata basis.  ARP will then issue 100 units to the Company.  As a result of this transaction, ARP will become a subsidiary of the Company.

c) On May 15, 2015, the Company entered into Parent-Subsidiary and Operations Agreement (“Operations Agreement) with ARP and Performance Realty Management, LLC (“PRM”).  As of the closing of the Stock Exchange Agreement, ARP will become a wholly owned subsidiary of the Company with PRM continuing to serve as manager of ARP.  Pursuant to the Operations Agreement, the Company agrees to be bound by the ARP Operating Agreement dated November 1, 2013.  In consideration of the services to be rendered to or on behalf of the Company by PRM, the Company will 1) issue 1,000,000 post split common stock of the Company to PRM by May 22, 2015 (the “Initial Issuance”); 2) issue, on the annual anniversary of the Initial Issuance, shares of common stock of the Company valued at 1% of the net assets of the Company being managed by PRM.

d) On May 15, 2015, the Company entered into an Advisory Board Consulting and Compensation Agreement with a director of the Company pursuant to which the Company agreed to issue 1,000,000 post split shares of common stock to the director of the Company.  In addition, the Company will pay the director an annual fee equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater.  The Company will also issue an aggregate of 3,000,000 post-split shares of common stock of the Company on the first, second and third anniversary.  The 1,000,000 post-split shares will be issued upon the approval of the reverse stock split by FINRA.

e) On May 15, 2015, the Company entered into a Director Agreement with a director of the Company pursuant to which the Company agreed to issue 25,000 post-split shares of common stock to the director of the Company.  In addition, the Company agreed to pay the director from time to time for the services provided and may compensate the director with the issuance of shares of common stock of the Company   The 25,000 post-split shares will be issued upon the approval of the reverse stock split by FINRA.

f) On May 15, 2015, the Company entered into an executive agreement with the Company’s Chief Financial Officer (“CFO”) for a term of one year.  At the expiration of the initial term, the agreement will be automatically extended for an additional year.  The CFO will work as a part-time consultant initially and in consideration of the part-time services to be rendered by the CFO, the Company agreed to issue 25,000 post-split shares of common stock of the Company.  When the CFO becomes a full time employee of the Company, the Company will pay an annual salary of $24,000 and will issue $24,000 worth of common stock of the Company on the first anniversary of the date on which the CFO becomes a full time employee.

g) On May 15, 2015, the Company entered into an executive agreement with the Company’s Chief Executive Officer (“CEO”) for a term of one year.  At the expiration of the initial term, the agreement will be automatically extended for an additional year.  The CEO will work as a part-time consultant initially and in consideration of the part-time services to be rendered by the CEO, the Company agreed to pay a signing bonus of $25,000 and to issue 25,000 post-split shares of common stock of the Company.  In addition, the Company agrees to pay the CEO an annual salary of $25,000 retroactively beginning March 2, 2015.  When the Company achieves the milestone of gross revenue of $1,000,000 per annum, the Company agreed to increase the CEO’s annual salary by $25,000 and to issue an additional 25,000 post-split shares of common stock of the Company.  When the Company achieves the milestone of gross revenue of $1,500,000 per annum, the Company agreed to increase the CEO’s annual salary by an additional $25,000.  When the Company achieves the milestone of gross revenue of $2,000,000 per annum, the Company agreed to increase the CEO’s annual salary by an additional $25,000 per annum and to issue an additional 25,000 post-split shares of common stock.  When the CEO becomes a full time employee, the Company will continue to pay all compensation earned while the CEO is working as a part-time consultant and will re-negotiate the compensation.  The Company will also issue an additional 25,000 post-split shares of common stock of the Company on the first anniversary of the date on which the CEO becomes a full time employee.

h) Effective May 10, 2015, the Company’s reverse stock split and conversion was approved by FINRA, and the Company was assigned the temporary trading symbol of “AFFWD.”  After 20 business days, the symbol will be changed to “AHIT.”  The aforementioned shares have not been issued as of the date of this filing.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

General Description of Business

The Company incorporates by reference all prior disclosures for the period identified herein, more specifically, the Form 8-K filed on February 5, 2015, Form 8-K filed on February 18, 2015 and the Schedule 14C/A filed on March 30, 2015. See Part II, Item 5.

In further disclosure, several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred cumulative losses of approximately $4,513,216 as of April 30, 2015, has not generated any revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. As of April 30, 2015, we had $0 cash on hand and an accumulated deficit of $4,513,216.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

As described in Basis of Presentation in this First Quarter Report for fiscal year 2015, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of April 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of April 30, 2015.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending January 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company incorporates by reference all prior disclosures for the period identified herein, more specifically, the Form 8-K filed on February 5, 2015, Form 8-K filed on February 18, 2015 and the Schedule 14C/A filed on March 30, 2015. See Part II, Item 6.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

The Company incorporates by reference all prior disclosures for the period identified herein, more specifically, the Form 8-K filed on February 5, 2015, Form 8-K filed on February 18, 2015 and the Schedule 14C/A filed on March 30, 2015. See Part II, Item 6.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Period ending	Filing date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
33.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
34.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

American Housing Income Trust, Inc.

June 15, 2015	By:	/s/ Eric Stoffers
Eric Stoffers
President