Form 10-Q
period 2015-09-30
American Housing Income Trust, Inc.
filed 2015-11-13
CIK 1433821

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-150548

AMERICAN HOUSING INCOME TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	333-150548	75-3265854
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

34225 N. 27th Drive Building 5, Phoenix, Arizona 85085
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(623) 551-5808
(ISSUER TELEPHONE NUMBER)

Registrant's telephone number, including area code: (888) 406 2713

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,502,245 shares of common stock issued and outstanding as of November 13, 2015.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

American Housing Income Trust, Inc.
Financial Statements
September 30, 2015 (Unaudited)

American Housing Income Trust, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2015	2014

ASSETS

Investment in real estate:
Land	$ 5,192,730	$ 3,881,285
Building and improvements	4,011,460	1,410,583
	9,204,190	5,291,868
Less: accumulated depreciation	(186,056)	(119,398)
Investment in real estate, net	9,018,134	5,172,470
Cash	424,684	304,371
Notes receivable	120,000	120,000
Other assets	156,283	79,344
Total Assets	$ 9,719,101	$ 5,676,185

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$ 91,560	$ 25,847
Due to related parties	53,916	54,382
Prepaid rent received	32,473	7,450
Notes payable	4,197,217	2,016,144
Total Liabilities	4,375,166	2,103,823
Commitments (Note 11)

SHAREHOLDERS' EQUITY

American Housing Income Trust, Inc.'s Shareholders' Equity
Preferred Stock, 9,980,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Preferred Stock - Series A, 20,000 shares authorized, $0.001 par value; no shares issued and outstanding (December 31, 2014 - no shares)	-	-
Common stock, 500,000,000 shares authorized, par value $0.01; 7,537,838 shares outstanding (December 31, 2014 - 3,797,305 shares)	75,378	37,973
Additional paid-in capital	12,256,529	8,762,612
Accumulated deficit	(7,519,876)	(5,228,223)
Total American Housing Income Trust, Inc.'s Shareholders' Equity	4,812,031	3,572,362
Non-controlling interest	531,904	-
Total Shareholders' Equity	5,343,935	3,572,362
Total Liabilities and Shareholders' Equity	$ 9,719,101	$ 5,676,185

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

American Housing Income Trust, Inc.
Consolidated Statements of Operations
(unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenue
Rental revenues	$ 124,247	$ 76,059	$ 312,691	$ 216,665
Interest income	2,400	5,824	7,202	19,938
Gain on sale of assets	-	-	71,293	-
Other Income	6,797	-	7,297	-
Total revenue	133,444	81,883	398,483	236,603

Expenses
Depreciation	28,189	10,962	68,469	60,955
General and administrative	1,143,678	209,864	2,097,037	838,508
Interest expense	85,666	76,834	199,630	175,858
Loss on sale of assets	-	82,345	-	3,298
Acquisition expense	-	-	325,000	-
Total expenses	(1,257,533)	(380,005)	(2,690,136)	(1,078,619)
Net loss	(1,124,089)	(298,122)	(2,291,653)	(842,016)
Net loss attributable to non-controlling interest	-	-	-	-
Net loss attributable to common stockholders	$ (1,124,089)	$ (298,122)	$ (2,291,653)	$ (842,016)
Basic and diluted loss per share:
Net Loss Per Share attributable to common stockholders	$ (0.17)	$ (0.09)	$ (0.45)	$ (0.29)
Weighted Average Shares Outstanding - Basic and Diluted	6,488,000	3,220,000	5,131,000	2,903,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

American Housing Income Trust, Inc.
Consolidated Statement of Shareholders' Equity
(unaudited)

	Preferred Stock - Series A		Common stock		Additional			Total
	Shares	Amount	Shares	Amount	Paid-in	Accumulated	Non-controlling	Stockholders'
	#	$	#	$	Capital	Deficit	Interest	Deficit
Balance - December 31, 2014	-	-	3,797,305	$ 37,973	$ 8,762,612	$ (5,228,223)	$ -	$ 3,572,362
Reverse merger adjustment	-	-	116,394	1,164	(173,347)	-	-	(172,183)
Issuance of shares for cash	-	-	1,403,989	14,040	2,912,465	-	-	2,926,505
Issuance of shares in exchange for real estate properties	-	-	171,040	1,710	298,290	-	-	300,000
Issuance of shares for services	-	-	2,049,000	20,490	456,510	-	-	477,000
Issuance of limited partnership units of AHIT-Valfre, LP in exchange for real estate properties	-	-	-	-	-	-	531,904	531,904
Common stock issued for beneficial round up	-	-	110	1	(1)	-	-	-
Net loss	-	-	-	-	-	$ (2,291,653)	-	$ (2,291,653)
Balance - September 30, 2015	-	-	7,537,838	$ 75,378	$ 12,256,529	$ (7,519,876)	$ 531,904	$ 5,343,935

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

American Housing Income Trust, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2014

Cash Flows from Operating Activities
Net loss	$ (2,291,653)	$ (842,016)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	68,469	60,955
(Gain) loss on sale of assets	(71,293)	3,298
Stock-based compensation	477,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(69,492)	(20,000)
Accounts payable	23,152	-
Accrued liabilities	21,135	2,433
Prepaid rent	25,023	(5,973)
Due to related parties	(151,852)	(5,539)
Net Cash Used In Operating Activities	(1,969,511)	(806,842)
Cash Flows from Investing Activities
Purchase of real estate properties and improvements	(1,033,106)	(300,071)
Proceeds from sale of real estate properties	111,000	247,078
Investment in promissory notes receivable	-	(120,000)
Proceeds from collection of promissory notes receivable	-	172,405
Net Cash Used in Investing Activities	(922,106)	(588)
Cash Flows from Financing Activities
Proceeds from the sale of common stock	2,926,505	1,255,000
Proceeds from notes payable	120,000	47,000
Repayment of notes payable	(34,575)	(450,000)
Net Cash Provided by (Used in) Financing Activities	3,011,930	852,000
Change in Cash	120,313	44,570
Cash - Beginning of Period	304,371	182,913
Cash - End of Period	$ 424,684	$ 227,483

Supplemental disclosures of cash flow information:
Interest paid	$ 199,630	$ 175,858
Income taxes paid	$ -	$ -

Non-cash investing and financing activities:
Issuance of shares in exchange for real estate properties	$ 300,000	$ 90,000
Notes payable issued with acquisition of real properties	$ 2,445,648	$ 1,389,218
Notes payable settled from sale of real properties	$ 350,000	$ 291,900
Note converted to common shares	$ -	$ 30,000
Issuance of limited partnership units of AHIT-Valfre in exchange for real estate properties	$ 531,904	$ -
Reverse merger adjustment	$ 172,183	$ -

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

American Housing Income Trust, Inc.
Notes to Consolidated Financial Statements (unaudited)

1.    Nature of Operations

American Housing Income Trust, Inc. ("we", "our", "us", the "Company") was incorporated on December 17, 2007 under the laws of the State of Nevada. On February 13, 2015, following the acquisition of the majority and controlling shares of the Company by American Realty Partners, LLC ("ARP"), a change of control of the Company took place. On May 11, 2015, the Company converted into a Maryland corporation and changed its name to American Housing Income Trust, Inc.

On May 15, 2015, the Company entered into a Stock Exchange and Restructuring Agreement ("Stock Exchange Agreement") with ARP. The transaction closed on July 6, 2015 and, pursuant to the agreement, the Company issued 5,000,000 shares of common stock in exchange for all the membership units in ARP on a pro rata basis. The Company was issued 100 units of ARP. The transaction is accounted for as a reverse acquisition and ARP is considered the accounting acquirer for financial reporting purposes. The Company recognized amounts paid to the selling shareholders amounting to $325,000 as acquisition expenses in the consolidated statements of operations.

On August 3, 2015, the Company, and Valfre Holdings, LLC, an Arizona limited liability company, and James A. Valfre and Pamela J. Valfre, f/k/a Pruitt (collectively, "Valfre") closed on the Company's acquisition of nine single family residences in Arizona through an umbrella limited liability partnership organized in Maryland called "AHIT Valfre, LLP" ("AHIT Valfre"). Pursuant to the AHIT Valfre Agreements, in consideration for the conveyance of the nine single family residences, which were acquired by AHIT Valfre "subject to" existing mortgages, AHIT Valfre issued limited partnership interests to Valfre.

The Company is in the business of acquiring and operating residential properties. As of the date of this filing, the Company holds title to 46 residential properties.

2.    Summary of Significant Accounting Policies

a)    Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited statements and notes thereto of ARP for the years ended December 31, 2014 and 2013 contained in the Company's Form 8-K filed on July 7, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown have been reflected herein. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements of ARP for the years ended December 31, 2014 and 2013 as reported in the Company's Form 8-K have been omitted.

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, ARP, and its subsidiary special purpose entities, ARP Pledgor, LLC and ARP Borrower, LLC, and AHIT Valfre. All significant intercompany transaction and balances have been eliminated. On June 24, 2015, the Company's fiscal year-end is changed from January 31 to December 31.

b)    Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)    Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, notes receivable, accounts payable and accrued liabilities, amounts due to related parties and notes payable are reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if, applicable, the stated rate of interest is equivalent to rates currently available.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1 Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2 Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3 Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The Company does not have any financial instruments that are required to be measured and recorded at fair value on a recurring basis.

d)    Non-controlling Interests

Limited partnership units in AHIT Valfre that are not owned by us are presented as non-controlling interests in the equity section of our consolidated balance sheets.

Our limited partners do not have the right to share in the net income or losses of AHIT Valfre but have the right to convert all or part of their partnership units to common shares of the Company on a one-for-one basis following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling limited partnership units of AHIT Valfre for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption. As of September 30, 2015, there were 300,026 limited partnership units outstanding in AHIT Valfre. These units were issued in connection with our acquisition of certain real estate properties. (See Note 4)

e)    Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.    Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. During the nine months ended September 30, 2015, the Company incurred a net loss of $2,366,451, and as at September 30, 2015, the Company has accumulated losses of $7,594,674 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been successful in raising cash through equity offerings in the past as described in Note 9. The Company has financing efforts in place to continue to raise cash through equity offerings.

Management has developed a plan to continue operations. This plans includes obtaining equity financing and reducing expenses. During the nine months ended September 30, 2015, the Company received $2,926,505 net proceeds. Although the Company has successfully completed financings, the Company cannot assure that the plans to address these matters in the future will be successful.

4.    Formation of AHIT Valfre

On August 1, 2015, the Company entered into the Master UPREIT Formation Agreement set forth in Section 1, above, resulting in the formation of AHIT Valfre, LLP, a Maryland limited liability company. The Company is the General Partner of the limited liability partnership. AHIT Valfre is intended to serve as an umbrella partnership real estate investment trust, commonly referred to as an "UPREIT". On August 3, 2015, the AHIT Valfre acquired from the Valfre limited partners, nine properties in exchange for a total consideration of approximately $1,735,000 consisting of 300,026 common units in the UPREIT valued at approximately $532,000, which carry with them certain option rights into shares of common stock in the Company and the assumption of certain mortgage notes totaling to approximately $1,203,000.

5.    Investment in Real Estate

	September 30,	September 31,
	2015	2014
	(unaudited)
Cost of real estate properties	$ 9,204,190	$ 5,291,868
Accumulated depreciation	(186,056)	(119,398)
Balance at the end of the period	$ 9,018,134	$ 5,172,470

During the nine months period ended September 30, 2015, the Company recorded depreciation expense of $68,469 (2014 - $60,955).

6.    Notes Receivable

On January 13, 2014, the Company invested in a note receivable for $120,000 which bears interest at 8% per annum and matures on January 9, 2017. The note receivable is secured by a deed of trust on the real estate purchased with the loan. During the nine months ended September 30, 2015, the Company recognized $7,200 (2014 - $6,400) of interest income from the note receivable.

7.    Related Party Transactions

a)    ARP has been advised and managed by Performance Realty Management, LLC ("PRM"), an Arizona limited liability company. ARP has agreed to pay the Manager of ARP a quarterly management fees equal to the greater of: (a) $120,000 on an annual basis, or (b) 1% of the total assets of ARP in consideration for the management services to be rendered to or on behalf of ARP by PRM. During the nine months ended September 30, 2015, the Company recorded management fees of $90,000 (2014 - $90,000). As at September 30, 2015, ARP is indebted to PRM for $9,047 (December 31, 2014 - $54,382), which represents management fees owed and other general and administrative expenses paid on behalf of the Company.

b)    On January 16, 2015, PRM entered into a promissory note agreement on behalf of ARP for $150,000. The loan bore interest at 16% per annum and was payable on July 16, 2015. The loan was collateralized by a deed of trust on a real estate property owned by ARP. The proceeds from the note was used to purchase another real estate property. On May 12, 2015, ARP repaid the $150,000 note.

c)    On May 15, 2015, the Company entered into an Advisory Board Consulting and Compensation Agreement with a director of the Company pursuant to which the Company issued 1,000,000 post-split shares of common stock to the director. In addition, the Company agreed to pay the director an annual fee equal to $120,000 or 1% of the Company's assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 post-split shares of common stock of the Company on the first, second and third anniversary. During the nine months ended September 30, 2015, the Company recorded management fees of $45,000 (2014 - $nil). As at September 30, 2015, the Company is indebted to the director of the Company for $45,050 which represents management fees and general and administrative expense owed.

d)    On May 15, 2015, the Company entered into a Director Agreement with a director of the Company pursuant to which the Company issued 25,000 post-split shares of common stock to the director. In addition, the Company agreed to pay the director from time to time for the services provided and may compensate the director with the issuance of shares of common stock of the Company. During the nine months ended September 30, 2015, the director did not provide any services to the Company and the Company recorded $nil in directors' fees.

e)    As of September 30, 2015, in the consolidated balance sheets, the Company has outstanding related party receivables of $181 for advances from related parties which are netted against $54,097 of amounts due to related parties for expenses paid on behalf of the Company and management fees owed to a director of the Company.

8.    Notes Payable

	September 30,	December 31,
	2015	2014
	$	$

Mortgages payable on February 20, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	205,455	213,100
Promissory note payable on February 1, 2016, bearing interest at 18% per annum initially and at 12% per annum after five months, collateralized by a deed of trust on the real estate property purchased with the loan	130,000	130,000
Promissory note payable on November 1, 2019, bearing interest at 5.371% per annum, collateralized by the real estate properties titled to ARP Borrower, LLC and 100% equity ownership in ARP Borrower, LLC. The note is also secured by the Company	1,656,840	1,673,044
Promissory note payable on January 22, 2016, bearing interest at 18% per annum initially and at 12% per annum after 5 months, collateralized by a deed of trust on the real estate property purchased with the loan	250,000	-
Promissory note payable on March 19, 2016, bearing interest at 18% per annum initially and at 12% per annum after 5 months , collateralized by a deed of trust on the real estate property purchased with the loan	175,000	-
Promissory note payable on February 19, 2016, bearing interest at 18% per annum initially and at 12% per annum after 5 months, collateralized by a deed of trust on the real estate property purchased with the loan	155,000	-
Promissory note payable on November 27, 2015, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate property purchased with the loan	180,000	-
Promissory note payable on July 8, 2016, bearing interest at 18% per annum initially and at 12% per annum after four months, collateralized by a deed of trust on the real estate property purchased with the loan	80,000	-
Promissory note payable on September 4, 2016, bearing interest at 18% per annum initially and at 12% per annum after four months, collateralized by a deed of trust on the real estate property purchased with the loan	165,000	-
Mortgage payable on April 1, 2018, bearing interest at 5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	21,087	-
Mortgage payable on July 1, 2029, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	93,210	-
Home Equity Line-of-credit, bearing interest at a variable interest rate, collateralized by a deed of trust on the real estate properties purchased with the loan	46,113	-
Mortgage payable on October 1, 2035, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	141,811	-
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	113,589	-
Mortgage payable on July 1, 2041, bearing interest at 5.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	276,180	-
Home Equity Line-of-credit, bearing interest at 8.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	34,627	-
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	133,010	-
Mortgage payable on December 1, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	112,255	-
Mortgage payable on January 1, 2022, bearing interest at 4.375% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	16,685	-
Mortgage payable on September 1, 2033, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	77,143	-
Home Equity Line-of-credit payable on January 13, 2040, bearing interest at 2.76% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	50,215	-
Mortgage payable on November 1, 2026, bearing interest at 4.5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	83,997	-
	4,197,217	2,016,144

On June 25, 2015, ARP Borrower, LLC ("Borrower"), and ARP Pledgor, LLC ("Pledgor"), two wholly owned subsidiaries of ARP, entered into an agreement with Towd Point Master Funding Trust 2015-CPLA ("Towd") whereby Towd approved the reverse acquisition and restructuring of the Company, as set forth in the Stock Exchange Agreement and Subsidiary Agreement. Towd is the new holder of the $1,675,000 loan entered into by and among Borrower, Pledgor and FirstKey Lending, LLC ("FirstKey") on October 17, 2014. The loan was assigned to Towd by FirstKey on June 25, 2015 and the Company is the new guarantor of the loan. The following table schedules the principal payments on the notes payable for the next five years and thereafter as of September 30, 2015:

Year	Amount
2015	$ 409,122
2016	900,093
2017	78,746
2018	72,174
2019	1,626,448
thereafter	1,110,634
Total	$ 4,197,217

9.    Common Stock

a)    On February 4, 2015, the board of directors of the Company approved a 1,000 to 1 reverse stock split of the Company's common stock which resulted to the increase in the par value of the Company's common stock from $0.00001 to $0.01. All common stock amounts have been retroactively adjusted for all periods presented.

b)    On May 15, 2015, the Company issued 1,000,000 post-split shares of common stock with a fair value of $200,000 pursuant to the Advisory Board Consulting and Compensation Agreement as described in Note 9(c).

c)    On July 6, 2015, the Company issued 25,000 post-split shares of common stock with a fair value of $5,000 pursuant to the Director Agreement as described in Note 9(e).

d)    On September 18, 2015, the Company issued 18,000 post-split shares of common stock with a fair value of $54,000 pursuant to the consulting agreement as described in Note 11(b).

e)    On September 18, 2015, the Company issued 6,000 post-split shares of common stock with a fair value of $18,000 pursuant to the consulting agreement as described in Note 11(c).

f)    On September 21, 2015, the Company issued 1,000,000 post-split shares of common stock with a fair value of $200,000 to PRM upon receipt of written notice from PRM pursuant to the Subsidiary Agreement as described in Note 11(a).

g)    During the nine months ended September 30, 2015, the Company issued 372,334 post-split shares of common stock at $3 per share for cash proceeds of $1,117,003.

h)    During the nine months ended September 30, 2015, the Company issued 1,031,655 shares of common stock and received total proceeds of $1,809,502.

i)    During the nine months ended September 30, 2015, the Company issued 171,040 shares of common stock in exchange for real estate properties with a fair value of $300,000.

10.    Single Family Residence Acquisitions

As of September 30, 2015, the Company owns 46 single family homes. The estimated useful life of the buildings and improvements related to these assets is 27 years. The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, aggregate net investment, and average investment for each home acquired.

			Average
	Number of	Aggregate	Investment per
MSA / Metro Division	Homes	Investment	Home
Arizona	42	$ 8,626,304	$ 205,388
Nevada	1	211,201	211,201
Texas	3	365,686	121,895
Total and Weighted Average	46	$ 9,203,191	$ 200,069

The Company computes depreciation using the straight-line method over the estimated useful lives of 27 years for building cost. The Company makes this determination based on subjective assessments as to the useful lives of the Company's properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

11.    Commitments and Contingencies

a)    On May 15, 2015, ARP entered into Parent-Subsidiary and Operations Agreement ("Subsidiary Agreement) with the Company and Performance Realty Management, LLC ("PRM"). Pursuant to the Subsidiary Agreement, the Company agreed to be bound by ARP's Operating Agreement dated November 1, 2013. The Subsidiary Agreement was amended on June 29, 2015 to provide for the issuance of 1,000,000 shares of the Company as consideration for services to be rendered by PRM upon written notice to the Company.

b)    On July 10, 2015, the Company entered into a Consulting Agreement with Tech Associates, Inc., a California corporation ("Tech Associates"), whereby Tech Associates agreed to provide consulting and corporate advisory services to the Company on a month-to-month basis in consideration of $3,000 per month and the issuance of 6,000 restricted shares of common stock per month. On September 18, 2015, the Company issued 18,000 post-split shares of common stock in connection with this agreement.

c)    On September 11, 2015, the Company entered into a Consulting Agreement with a consultant to provide primarily internet and search optimization services with the intent to drive interest traffic to the Company's website. In consideration for the services, the Company agreed to pay a one-time fee of $2,000 and the issuance of 6,000 shares of common stock.

Lease Agreements

The Company rents properties under non-cancellable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at September 30, 2015 through the end of their term, are as follows:

Fiscal Year 2015	$ 128,364
Fiscal Year 2016	196,680
Fiscal Year 2017	4,370
Total	$ 329,414

12.    Subsequent Events

a)    On October 12, 2015, the Company entered into an Executive Agreement with its Chief Executive Officer (the "CEO") pursuant to which the Company agreed to pay an annual salary of $64,800 between October 12, 2015 and October 12, 2016 (the "Initial Term"). The Executive Agreement has successive one-year renewal periods (a "Renewal Term"). In addition, the Company and its CEO agreed to the following escalators either during the Initial Term or Renewal Term, if applicable: (a) The Company agrees to increase the CEO's compensation by an additional $25,000.00 per annum and shall issue an additional issuance of 25,000 shares of common stock in the Company to the CEO when the Company achieves the milestone of a gross revenue of $1,000,000 per annum; (b) The Company agrees to increase the CEO's compensation by an additional $25,000 per annum when the Company has achieved the milestone of a gross revenue of $1,500,000 per annum; and (c) The Company agrees to increase the CEO's compensation by an additional $25,000 per annum, and issue an additional issuance of 25,000 shares of common stock when the Company has achieved the milestone of a gross revenue of $2,000,000 per annum.

b)    Subsequent to the period ended September 30, 2015, the Company issued 15,000 post-split shares of common stock at $3 per share for cash proceeds of $45,000.

c)    Subsequent to the period ended September 30, 2015, the Company issued 6,000 post-split shares of common stock pursuant to the consulting agreement.

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

General Description of Business

The Company was incorporated on December 17, 2007 under the laws of the State of Nevada. On February 13, 2015, following the acquisition of the majority and controlling shares of the Company by American Realty Partners, LLC ("ARP"), a change of control of the Company took place. On May 11, 2015, the Company converted into a Maryland corporation and changed its name to American Housing Income Trust, Inc.

On May 15, 2015, the Company entered into a Stock Exchange and Restructuring Agreement ("Stock Exchange Agreement") with ARP. The transaction closed on July 6, 2015 and, pursuant to the agreement, the Company issued 5,000,000 shares of common stock in exchange for all the membership units in ARP on a pro rata basis. The Company was issued 100 units of ARP. The transaction is accounted for as a reverse acquisition and ARP is considered the accounting acquirer for financial reporting purposes. On July 13, 2015, the Company commenced with its private offering of 3,000,000 shares of its common stock at $3.00/share under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The first sale under this offering was reported of Form D on July 17, 2015, and all subsequent sales have been disclosed through the filing of Form Ds and through the specific state disclosure requirements. This offering closed on October 8, 2015 with 384,044 shares of common stock sold.

On August 1, 2015, the Company, and Valfre Holdings, LLC, an Arizona limited liability company, and James A. Valfre and Pamela J. Valfre, f/k/a Pruitt (collectively, "Valfre") closed on the Company's acquisition of nine single family residences in Arizona through an umbrella limited liability partnership organized in Maryland called "AHIT Valfre, LLP" ("AHIT Valfre"). Pursuant to the AHIT Valfre Agreements, in consideration for the conveyance of the nine single family residences, which were acquired by AHIT Valfre "subject to" existing mortgages, AHIT Valfre issued limited partnership interests to Valfre.

As of the date of this filing, the Company holds title to 46 residential properties. Of these residential properties, 34 of them are owned through ARP and AHIT Valfre subject to the first secured debt serviced by Firstkey Lending, LLC ("Firstkey"). Firstkey has assigned the debt service to Towd Point Master Funding Trust 2015-CPLA. The Company's focus is on employing a disciplined acquisition strategy, operational efficiencies, as well as maintaining a full understanding of local, regional, and national housing fundamentals. As part of our marketing strategy, we promote the benefits of single-family rental living compared to apartment dwelling. The company intends to qualify as a REIT for federal income tax purposes and would not be subject to federal income tax to the extent that it distributes at least 90% of its taxable income to its shareholders. The Company has incorporated the assets of its subsidiaries that launched their initial business plan to acquire portfolios of single family residences in 2010 and is headquartered in Phoenix, Arizona.

The Company incorporates by reference the Form 8-K/A filed on July 7, 2015, and as subsequently amended (commonly referred to as the "Super 8"), which disclosed financial statements associated with the reverse merger, and all prior disclosures for the period identified herein, more specifically. See Part II, Item 5.

In further disclosure, several conditions and events cast substantial doubt about the Company's ability to continue as a going concern. The Company has incurred cumulative losses of approximately $7,594,674 as of September 30, 2015, has generated limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors including, the effectiveness of its registration statement on Form S-1 filed with the Commission on October 16, 2015, and the ability to raise capital following the effectiveness of the Form S-1. Furthermore, the Company's future acquisition strategy is contingent upon securing and servicing additional credit facilities through FirstKey Lending, LLC, or similarly situated lenders. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

Notwithstanding these risks, which are inherent in any company under our current circumstances, the Company believes that it is well-positioned from a management and investor relations standpoint entering into its Fourth Quarter of 2015. The Company's private offering under Rule 506 of Regulation D resulted in the raising of capital in excess of $1,000,000 for future acquisitions and operations, and the formation of AHIT Valfre was a strategic move intended to not only increase the Company's asset base in the single family residence space, but to also set the template for similar growth models in the future. The Company's commitment to raise additional capital, as set forth in the prospectus under its registration statement on Form S-1, underscores its intention of aggressively pursuing its short-term and long-term business plan, as set forth in its Form S-1. The Company believes it is still positioned to declare status as a real estate investment trust for tax year 2015.

Results of Operations for the three and nine months ended September 30, 2015 and 2014

The following table sets forth the summary income statement for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$ 133,444	$ 81,883	$ 398,483	$ 236,603
Operating Expense	$ 1,257,533	$ 380,005	$ 2,690,136	$ 1,078,619
Net Loss	$ (1,124,089)	$ (298,122)	$ (2,291,653)	$ (842,016)

For the three months ended September 30, 2015 and 2014, we reported a net loss of $1,124,089 and $298,122, respectively. The change in net loss between the three months ended September 30, 2015 and 2014 was primarily attributable to the increase of $933,814 in general and administrative expense for the three months ended September 30, 2015 due to an increase in professional and consulting fees and overhead expenses.

For the nine months ended September 30, 2015 and 2014, we reported a net loss of $2,291,653 and $842,016, respectively. The change in net loss between the nine months ended September 30, 2015 and 2014 was primarily attributable to the acquisition cost of $325,000 recognized during the nine months ended September 30, 2015 in relation to the reverse acquisition that closed on July 6, 2015 and the increase of $1,258,529 in general and administrative expense for the nine months ended September 30, 2015 due to an increase in marketing and advertising, overhead expenses and professional and consulting fees.

Revenue - Total revenues for the three months ended September 30, 2015, were $133,444, compared to $81,883 for the three months ended September 30, 2014. This resulted in an increase of approximately $51,561 or 63% from the comparable period. The increase in revenue is primarily a result of additional rental properties.

Total revenues for the nine months ended September 30, 2015, were $398,483, compared to $236,603 for the nine months ended September 30, 2014. This resulted in an increase of approximately $161,880 or 68% from the comparable period. The increase in revenue is primarily a result of additional rental properties.

Operating Expenses - Operating expenses for the three months ended September 30, 2015, was $1,257,533, as compared to $380,005 for the three months ended September 30, 2014. The $952,326 increase is primarily attributable to the increase of $933,814 in general and administrative expense for the three months ended September 30, 2015 due to an increase in professional and consulting fees and overhead expenses.

Operating Expenses - Operating expenses for the nine months ended September 30, 2015, was $2,690,136, as compared to $1,078,619 for the nine months ended September 30, 2014. The $1,686,315 increase is primarily attributable to the acquisition cost of $325,000 recognized during the nine months ended September 30, 2015 in relation to the reverse acquisition that closed on July 6, 2015 and the increase of $1,258,529 in general and administrative expense for the nine months ended September 30, 2015 due to an increase in marketing and advertising, overhead expenses and professional and consulting fees.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of purchasing our target assets, restoring and leasing properties and funding our operations.

Our long-term liquidity needs primarily of funds necessary to pay for the acquisition and maintenance of properties; non-recurring capital expenditures; interest and principal payments on our indebtedness; and general and administrative expenses. We seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, and property dispositions. We have financed our operations and acquisitions to date through the funding by members and third party loans. We believe our current available cash along with anticipated revenues may be insufficient to meet our cash needs for the near future if we do not receive additional funding. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-terms liquidity should a cash flow shortfall arise that cause a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. In that event, we would be required to change our growth strategy and seek funding on that basis, if at all.

Cash Flow Information

Net cash used for operating activities for the nine months ended September 30, 2015 and 2014 was $1,969,511 and $806,842, respectively. The increase in cash used in operating activities was primarily related to the refocusing of our business to the single family rental business model and the occurrence of $325,000 in acquisition expense related to our restructuring.

Net cash used in investing activities for the nine months ended September 30, 2015 was $922,106 as compared to $588 for the nine months ended September 30, 2014. The increase in cash used in investing activities was primarily related to investing in additional properties of $1,033,106 during the nine months ended September 30, 2015 as compared to $300,071 during the nine months ended September 30, 2014, offset by the proceeds from sale of real estate properties of 111,000 in the nine months ended September 30, 2015 as compared to $247,078 in the nine months ended September 30, 2014.

Net cash obtained through all financing activities for the nine months ended September 30, 2015, of $3,011,930, as compared to $852,000 for the nine months ended September 30, 2014. The change was due to proceeds from sale of shares of common stock of $2,926,505 in the nine months ended September 30, 2015 as compared to $1,255,000 in the nine months ended September 30, 2014, and proceeds from issuance of notes payable of $120,000 in the nine months ended September 30, 2015 as compared to $47,000 in the nine months ended September 30, 2014, offset by the repayment of notes payable of $34,575 in the nine months ended September 30, 2015 as compared to $450,000 in the nine months ended September 30, 2014.

Our estimated working capital requirement for the next 12 months is $350,000 with an estimated burn rate of $30,000 per month. As reflected in the accompanying financial statements, we had cash of $424,684 at September 30, 2015.

Quantitative and Qualitative Disclosures about Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings (however, our wholly-owned subsidiary does service debt related to the properties owned by the subsidiary), and, consequently, we are not affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements and related financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Investment in Real Estate - We allocate the purchase price to tangible assets of an acquired property (which includes land and building) based on the estimated fair values of those tangible assets. Fair value for land and building is based on the purchase price for these properties.

Property/SFRs acquired not subject to an existing lease are accounted for as an asset acquisition, with the property recorded at the purchase price, including acquisition costs. We incur costs to prepare our acquired properties to be rented. These costs are capitalized and allocated to building costs. Costs related to the restoration or improvement of our properties that improve and extend their useful lives are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary repairs and maintenance are expensed as incurred.

Depreciation is computed on a straight-line basis over the useful lives of the properties (building and improvements - 27 years).

Revenue Recognition - Rental income for property leases is recorded when due from residents and is recognized monthly as it is earned. We lease single-family residences that we own and manage directly to tenants who occupy the properties under operating leases, generally, with terms of one year. We perform credit investigations on prospective tenants and obtains security deposits. Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, Property, Plant and Equipment - Real Estate Sale. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and accounts for continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Related Party - A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with ourselves. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Properties

We currently lease an office at the address set forth above. We believe that this space will be sufficient for our initial needs, although as funding and revenues become available, and the Company's operations grow, we anticipate finding other office space as needed.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2015, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of September 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2015.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth below, there are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it. The Company is a defendant in a civil matter pending in San Joaqin County, California. The plaintiff was a member in ARP prior to the Share Exchange Agreement with the Company was effectuated, as discussed above. The plaintiff is seeking rescission damages against ARP, i.e. a return of his investment, on the premise that PRM was required to honor his demand for redemption of his units when, according to ARP, honoring the redemption was at the sole discretion of PRM. The Company is a defendant by virtue of its relationship with ARP. The Company has denied all allegations and is defending the case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

The Company incorporates by reference all prior disclosures for the period identified herein, more specifically, the following:

a)    Form 8-K filed on July 7, 2015 common referred to as the "Super 8," and as subsequently amended;

b)    Form 8-K filed on August 7, 2015 (AHIT Valfre, LLP);

c)    Form 8-K filed on September 18, 2015, and as subsequently amended (Agreements with Tech Associates and Barry Migliorini);

d)    Form 8-K filed on September 22, 2015 (Amendments to the Parent-Subsidiary and Operations Agreement between the Company, ARP and PRM, and to the Operating Agreement for ARP, and PRM's Exercise of Option associated with the issuance of 1,000,000 shares of common stock in the Company);

e)    Form 8-K filed on September 29, 2015 (First Amendment to Master Registration Rights Agreement);

f)    Form 8-K filed on October 15, 2015 (Employment of Jeff Howard as Chief Executive Officer); and

g)    Form S-1 filed on October 16, 2015.

See also Part II, Item 6.

Item 6. Exhibits.

Incorporated by reference
		Filed	Period	Filing
Exhibit	Exhibit Description	herewith	ending	date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
33.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
34.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
SIGNATURES

          Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Jeff Howard
American Housing Income Trust, Inc.
By: Jeff Howard
Its: President
Date: November 12, 2015