Form 10-K
period 2015-12-31
American Housing Income Trust, Inc.
filed 2016-03-30
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended December 31, 2015
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from _____ to ________

AMERICAN HOUSING INCOME TRUST, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Maryland	333-150548	75-3265854
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYER IDENTIFICATION NO.)

34225 N. 27th Drive, Building 5, Phoenix, Arizona 85085

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(623) 551-5808

(ISSUER TELEPHONE NUMBER)

Securities to be registered under Section 12(b) of the Act:

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock (Form S-1 effective May 12, 2008).

Name of each exchange on which registered: OTC:QB

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

Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K, or

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )   No  (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: 16,444,821; This valuation is based on the price per share of the Company’s private offering of restricted shares and the number of non-affiliate shares issued and outstanding, or 5,481,607 shares multiplied by $3.00/share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,566,815

DOCUMENTS INCORPORATED BY REFERENCE

The Company incorporates by reference its registration statement on Form S-11/A, which is pending effectiveness.

AMERICAN HOUSING INCOME TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Consequently, all of the forward-looking statements made in this Form 10K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10K, unless the context requires otherwise, "we" or “us" or “our” means American Housing Income Trust, Inc.

BASIS OF PRESENTATION

Our audited financial statements should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year. We prepare our financial statements in accordance with U.S. generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

ITEM 1.   BUSINESS

General Discussion

We acquire, renovate, rehabilitate and, in turn, rent single family residences. We intend on operating as a REIT in 2016, and if we meet the qualifications of a REIT, we intend on complying with the dividend policy set forth in our prior filings, and more specifically, our registration statement on Form S-11/A. We currently operate through related-party/affiliate entities in holding title to those single family residences in our portfolio – American Realty Partners, LLC (“American Realty”), ARP Borrower, LLC (“ARP Borrower”), ARP Borrower II, LLC (“ARP Borrower II”) and AHIT Valfre, LLP, a Maryland limited liability partnership (“AHIT Valfre”) commonly referred to as an UPREIT, or operating umbrella partnership.

The Company will continue to acquire, renovate, lease, and manage primarily single-family residential properties, and engage in such other activities as are reasonably incidental to the foregoing. More specifically, the Company intends on engaging in the business of purchasing real estate for the purpose of making cosmetic changes, repairs, and other enhancements in order to increase the value of the properties, and then rent such property to tenants. The Company does not intend to acquire commercial properties. We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act.

On April 30, 2008, we filed a Registration Statement on Form S-1, or the “Registration Statement”, with the Securities and Exchange Commission, or the SEC,  to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective on May 12, 2008, or the Effective Date.  Since the Effective Date of the Registration Statement, we have been subject to the reporting company under the Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC. To the extent we reverted to “shell” status at any time since inception, management is of the opinion that we were searching for a business combination as a development stage company since we had devoted substantially all of our efforts between inception to the filing of our “Super 8-K” on July 7, 2015, and as subsequently amended on September 29, 2015, to establishing a new business and for which either planned principal operations had not yet commenced or had commenced but there had been no significant revenues generated from that business. See 17 CFR 230.40 and 17 CFR 230.145.

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

Business Developments in Fiscal Year 2015

On February 4, 2015, our Board of Directors ratified and approved the private sale of 20,000 shares of its Series A Preferred Stock and 58,809,678 shares of common stock to American Realty. This issuance represented 50.79% of the total outstanding shares of the Company. As a result, a change of control of the Company took place on February 13, 2015 (the date of the closing of escrow).

On March 2, 2015, American Realty voted its shares in adopting a Plan of Conversion (the "Plan of Conversion"). The Plan of Conversion was recommended by the Board of Directors of the Company. The action consented to was to convert the Company from a Nevada corporation to a Maryland corporation, pursuant to conversion statutes under the Nevada Revised Statutes (the "NRS") and the Maryland General Corporation Law (the "MGCL") (the "Maryland Conversion"). On March 27, 2015, through Schedule 14C, the Company noticed a reverse split of its common stock on a 1:1,000 basis, and its conversion from a Nevada corporation to a Maryland corporation pursuant to the conversion statutes identified above. In order to account for dissenter's rights and abbreviated notice to non-beneficial owners of the Company's common stock, these actions did not become effective until May 6, 2015.

On May 14, 2015, our Board of Directors entered into the Stock Exchange and Restructuring Agreement between American Realty and the Company (the "Stock Exchange Agreement"), and the Parent-Subsidiary and Operations Agreement (the "Subsidiary Agreement") between Performance Realty Management, LLC, an Arizona limited liability company and related party ("Performance Realty"), American Realty and the Company. The Stock Exchange Agreement was executed on May 15, 2015, but the closing had been conditioned upon approval by the Financial Industry Regulatory Authority ("FINRA") of the actions in its Schedule 14C; more specifically, FINRA's approval of the reverse stock split. FINRA approved the completion of the reverse stock split effective June 10, 2015. FINRA assigned the Company the temporary trading symbol of AFFWD for trading on the Over-The-Counter market (recently down-listed from the QB to Pink Sheets). The trading symbol will automatically be changed to AHIT effective July 8, 2015. As a result of the reverse stock split and round-up, and the conversion of the Series A Preferred (but before the issuances under the Stock Exchange Agreement, Subsidiary Agreement and Advisory Agreements discussed herein), the Company's issued and outstanding shares of common stock, as of June 28, 2015, equaled 116,353. On June 29, 2015, the Company issued 21 shares to Pershing, LLC as part of the beneficial round-up previously approved by resolution.  Therefore, as of June 29, 2015, the total issued and outstanding shares of common stock equaled 116,374.

On June 23, 2015, American Realty, as majority and controlling shareholder, approved the Board of Director's recommendation to amend the Articles of Incorporation. American Realty ratified the authorized shares of common stock at 100,000,000, par value of $0.01, and shares of preferred stock at 10,000,000, par value of $.001. In response, on June 24, 2015, the Board of Directors resolved to amend the Articles of Incorporation as directed by American Realty. The Board of Directors independently resolved to amend the Articles of Incorporation as directed by American Realty, and to amend the fiscal year end to December 31st.

In addition to this amendment, the Board of Directors accepted the resignations of Eric Stoffers as Chairman of the Board, Chief Executive Officer and President, and Bill Deegan as Chief Financial Officer, Treasurer and Secretary, and in turn, appointed Sean Zarinegar to fill the vacancies of Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Treasurer. Mr. Zarinegar is also the majority and controlling member of Performance Realty. Monica Andreas was appointed Secretary to fill the vacancy.

The Board of Directors had concluded that making such adjustments at the director and officer levels were in the best interests of the Company. Jeff Howard was appointed a director to fill the vacancy caused by Eric Stoffers' resignation. On October 12, 2015, Mr. Zarinegar resigned as Chief Executive Officer and President in order for Mr. Howard to assume such positions and diversify our executive positions. There were no disagreements between Mr. Zarinegar and the Company. The Board of Directors ratified and approved Mr. Howard's appointment as Chief Executive Officer and President, and furthermore ratified and approved his Executive Agreement.

The closing of the Stock Exchange Agreement occurred on July 6, 2015 with the issuance of the shares to the former members of American Realty Partners. The closing of the Stock Exchange Agreement resulted in American Realty being a wholly-owned subsidiary of the Company. The Subsidiary Agreement, as amended, closed concomitant with the closing of the Stock Exchange Agreement. Under the terms of the Subsidiary Agreement, we had agreed to be bound by the Operating Agreement for American Realty dated November 1, 2013 (the “American Realty Operating Agreement”). The Company further agreed that Performance Realty would continue to operate as the Manager for American Realty pursuant to the terms of the American Realty Operating Agreement, subject to the amendment of Section 3.10 therein. Section 3.10 was originally amended to issue 1,000,000 shares of common stock to Performance Realty on September 18, 2015 with future options and escalators. These shares were issued to Performance Realty on September 22, 2015, but on December 21, 2015, Performance Realty and American Realty agreed that this stock issuance constituted all compensation to be paid to Performance Realty in serving as manager of American Realty, i.e. the parties agreed to terminate any future stock issuance.

On June 25, 2015, the Company and American Realty entered into restructured financing agreements with Firstkey. Firstkey approved the restructuring of American Realty, as set forth in the Stock Exchange Agreement and Subsidiary Agreement. Mr. Zarinegar and Performance Realty ratified their respective duties and obligations to Firstkey. The Firstkey debt service directly benefits the Company. On July 6, 2015, the Company proceeded to issue shares of common stock to Mr. Zarinegar (1,000,000 shares) and Mr. Hedrick (25,000 shares) under their respective agreements. An additional 21 shares were issued to Pershing, LLC and 1 share to Interactive Brokers, LLC, as part of the beneficial round-up, and an additional 109 beneficial round-up shares issued upon the effectiveness of the Stock Exchange Agreement. On July 7, 2015, the Company filed its Form 8-K commonly referred to as a “Super K” disclosing under Item 5.06 that it had exited shell status under Rule 405 of the Securities Act and Rule 12b-2 under the Exchange Act as a result of the aforementioned business. The Company further disclosed that it had a number of legally binding contract producing revenue, and was in the process of implementing its business plan set forth therein.

On or about July 17, 2015, the Company commenced with its private offering under Regulation 506(c) to selected accredited investors, as defined in Rule 501(a) under the Securities Act. This offering was being made in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder and applicable state securities laws. This offering closed on October 8, 2015. The Company sold a total of 413,699 shares of its common stock for $3.00 per share under the offering.

On August 3, 2015, the Company, and Valfre Holdings, LLC, an Arizona limited liability company, and James A. Valfre and Pamela J. Valfre, f/k/a Pruitt (collectively, "Valfre") closed on the Company's acquisition of nine single family residences in Arizona through AHIT Valfre. The Company is the General Partner of AHIT Valfre pursuant to the terms of the Master UPREIT Agreement, Contribution Agreements and all related documents, including but not limited to the UPREIT Partnership Agreement (collectively, the "AHIT Valfre Agreements."). Pursuant to the AHIT Valfre Agreements, in consideration for the conveyance of the nine single family residences, which were acquired by AHIT Valfre "subject to" existing mortgages, AHIT Valfre issued the following limited partnership interests (collectively, the "Limited Partnership Interests" or singularly a "Limited Partnership Interest") in AHIT Valfre: (a) Valfre Holdings, LLC 69,555, and (b) James A. Valfre 192,050 and Pamela J. Valfre 38,421.

The Company and Valfre entered into the AHIT Valfre Agreements contemplating, amongst other things that AHIT Valfre would be operated to reduce risk and increase diversification of real estate holdings, and to seize an opportunity for Valfre for estate and tax planning purposes through an exchange under Section 721 of the Internal Revenue Code (defined in the AHIT Valfre Agreements as the "Intended Tax Treatment"). More specifically, commencing on August 4, 2016, each Limited Partnership Interest shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into the number of fully paid and nonassessable shares of common stock in the Company on a 1:1 basis. AHIT Valfre may require any holder of a Limited Partnership Interest to convert each of his, her or its Limited Partnership Interest into the number of fully paid and nonassessable shares of common stock in the Company on August 4, 2016.

On October 6, 2015, the Company filed its registration statement on Form S-1. The Company subsequently amended this filing on December 1, 2015 to Form S-11. This registration statement is not yet effective. The Company is seeking to register 7,565,340 shares of common stock held by “599 selling shareholders” and 3,000,000 shares as part of its direct public offering. The registration statement, as amended, is incorporated herein by reference. As of this filing, the Company has 7,566,815 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

ITEM 2. - LEGAL PROCEEDINGS

Other than as set forth below, there are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such material proceedings are known to the Company to be threatened or contemplated against it. The Company is a defendant in a civil matter pending in the United States District Court in the Eastern District of California bearing case number 39-2015-00330114CU-BC-STK. The lawsuit was brought by a current shareholder of the Company - Ronald Trinchitella and Billie Jean Trinchitella TTEE Trinchitella Family Trust DTD 7/15/1999.  The plaintiff was a member in American Realty prior to the Share Exchange Agreement with the Company was effectuated, as discussed above.  The plaintiff is seeking rescission damages against American Realty, i.e. a return of his $150,000 investment, on the premise that Performance Realty was required to honor his demand for redemption of his units when, according to American Realty, honoring the redemption was at the sole discretion of Performance Realty. The Company and Mr. Zarinegar are defendants by virtue of their relationship with American Realty and Performance Realty.  The Company has denied all allegations and is defending the case.

ITEM 3. – PROPERTIES

As of the filing of this Form 10-K, the Company holds title to 46 residential properties in Arizona, Nevada and Texas through related entities that operate as wholly-owned or wholly-controlled subsidiaries of the Company. The entity’s structure has been dictated, in large part, by lending requirements of the Company's primary lender - FirstKey Lending, LLC, a Delaware limited liability company operating out of New York, New York ("Firstkey"). The Company considers its relationship with Firstkey essential in furthering its business goals and objectives. The registration statement on Form S-11/A, which has been incorporated herein by reference, sets forth the summary chart regarding properties titled to the Company's subsidiaries and operating umbrella limited partnership. The Company further incorporates by reference the property portfolio from the registration statement on Form S-11/A in the section titled “Single Family Residence Portfolio.” Furthermore, the Company incorporates by reference its disclosures regarding its policies with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

We currently operate out of the offices of our wholly-owned subsidiary – American Realty Partners located at 34225 N. 27th Drive, Building 5 in Phoenix, Arizona 85085. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the near future. We pay no rent or other fees for the use of the mailing address.

ITEM 4. – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is quoted on the OTCQB Marketplace, operated by the OTC Markets Group using the symbol "AHIT." There can be no assurance that the Company will continue to qualify for quotation of its securities on the OTC Bulletin Board. We cannot predict the extent to which investor interest will lead to the development of an active trading market on the OTC Bulletin Board or otherwise or how liquid that market might become. An active public market for our common stock may not develop or be sustained after the offering. If an active public market does not develop or is not sustained, it may be difficult for our current shareholders to sell their shares of common stock at a price that is attractive to them, or at all. Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been actively traded publicly. As of December 31, 2015 (end of our fiscal year), there were approximately 597 record holders of 7,566,815 shares of the Company's common stock.

Dividend Policy

The Company incorporates by reference the dividend policy set forth in its registration statement on Form S-11/A. To qualify as a REIT, we must distribute annually to our shareholders an amount equal to at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain.

We intend to make distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay income and excise taxes. Distributions declared by us will be authorized by our Board of Directors in its sole discretion out of funds legally available for such and will depend upon a number of factors, including restrictions under applicable law and the requirements for our qualification as a REIT for federal income tax purposes. We do not currently generate taxable income and we cannot guarantee whether or when we will be able to make distributions or that any such distributions will be sustained over time. There can be no assurance we will be able to generate sufficient operating cash flows to make or sustain distributions to our shareholders.

We have not paid any dividends on our common stock. The payment of cash dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a business combination, if any. The payment of any dividends, if any, will be within the discretion of our then existing Board of Directors. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, the Board of Directors does not anticipate paying any cash dividends until such time they determine that doing so is necessary in operating as a REIT. Holders of common stock are not entitled to pre-emptive or subscription or conversion rights, and there are no redemption or sinking fund provisions applicable to the common stock.

We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock.

If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of our common stock. We do not currently intend to pay taxable dividends in the form of our common stock and cash, although we may choose to do so in the future.

The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Our share of any dividends received from any corporation (including any taxable REIT subsidiary, but excluding any REIT) in which we own an equity interest will qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. Our share of any dividends received from any other REIT in which we own an equity interest, if any, will be qualifying income for purposes of both gross income tests.

Each year, we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to the sum of (a) 90% of our "REIT taxable income," computed without regard to the dividends paid deduction and our net capital gain or loss, and (b) 90% of our after-tax net income, if any, from foreclosure property, minus, the sum of certain items of non-cash income.

We must pay such distributions in the taxable year to which they relate, or in the following taxable year if we either declare the distribution before we timely file our federal income tax return for the year and pay the distribution on or before the first regular dividend payment date after such declaration, or declare the distribution in October, November or December of the taxable year, payable to stockholders of record on a specified day in any such month, and we actually pay the dividend before the end of January of the following year.

Under certain circumstances, we may be able to correct a failure to meet the distribution requirement for a year by paying "deficiency dividends" to our stockholders in a later year. We may include such deficiency dividends in our deduction for dividends paid for the earlier year. Although we may be able to avoid income tax on amounts distributed as deficiency dividends, we will be required to pay interest to the IRS based upon the amount of any deduction we take for deficiency dividends.

Finally, in certain circumstances, a qualified employee pension or profit sharing trust that owns more than 10% of our capital stock must treat a percentage of the dividends that it receives from us as “unrelated business taxable income,” or “UBTI.” Such percentage is equal to the gross income we derive from an unrelated trade or business, determined as if we were a pension trust, divided by our total gross income for the year in which we pay the dividends. That rule applies to a pension trust holding more than 10% of our capital stock only if (a) the percentage of our dividends that the tax-exempt trust must treat as UBTI is at least 5%; (b) we qualify as a REIT by reason of the modification of the rule requiring that no more than 50% of our capital stock be owned by five or fewer individuals that allows the beneficiaries of the pension trust to be treated as holding our capital stock in proportion to their actuarial interests in the pension trust; and either (c) one pension trust owns more than 25% of the value of our capital stock; or a group of pension trusts individually holding more than 10% of the value of our capital stock collectively owns more than 50% of the value of our capital stock. Certain restrictions on ownership and transfer of our stock generally should prevent a tax-exempt entity from owning more than 10% of the value of our stock and generally should prevent a pension trust from having to treat any of the dividends received from us as UBTI.

Equity Compensation Plans

We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan. In 2015, the Company issued 1,000,000 shares of its common stock to Mr. Zareingar and 25,000 shares to Mr. Hedrick under their respective agreements. The Company also issued 1,000,000 shares to Performance Realty, an entity controlled by Mr. Zarinegar, under the American Realty Operating Agreement, as amended.

Recent Sales of Unregistered Securities

On or about July 17, 2015, the Company commenced with its private offering under Regulation 506(c) to selected accredited investors, as defined in Rule 501(a) under the Securities Act. This offering was being made in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder and applicable state securities laws. This offering closed on October 8, 2015. The Company sold a total of 413,669 shares of its common stock for $3.00 per share under the offering.

Issuer Purchases of Equity Securities

None

Transfer Agents

Our transfer agents are Issuer Direct, LLC, with a mailing address of 500 Perimeter Park Dr., Ste. D in Morrisville, North Carolina, 27560, and Integral Transfer Agency, with a mailing address of 203-100 Queen Street E. in Toronto, Ontario, M5C 1S6.

ITEM 6. – SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

The Company is a Maryland corporation in the business of acquiring and operating residential properties. The Company invests in high quality apartments, condos, and single family residence, primarily located in the western United States (including without limitation Phoenix, Las Vegas, Tucson, and California). Revenue is primarily generated from leasing and sale of residential properties. The Company’s operating focus is on balancing occupancy and rental rates to maximize the Company’s revenue while exercising tight cost control to generate the highest possible return to the shareholders. Revenue is maximized by attracting qualified prospects to our properties, cost-effectively converting these prospects into new residents and keeping our residents satisfied so they will renew their leases upon expiration. We believe our resident-centric approach has tangible long-term economic benefits as it generally translates to early lease renewals, higher renewal rents, lower turnover, and qualified referrals.

We will continue focusing on our established market in 2016, which should further enhance operational efficiencies as we add to our critical mass in this region. The Company is well-positioned to expand in this vibrant core market that offers both strong rental demand and favorable economics.

The Company faces competition from different sources in each of our two primary activities, acquiring properties and renting our properties. Our primary competitors in acquiring portfolios are private equity investors, REITs, and sizeable institutional investors. We believe that our vertically integrated real estate acquisition and management platform, local presence, and market knowledge in markets that meet our selection criteria provide us with competitive advantages.

Acquisition of properties are financed from various sources of capital, including retained cash flow, issuance of additional equity and debt, and sales of properties. Debt financing and other capital required by the Company may not be available or may only be available on adverse terms. While the Company intends to actively acquire and rehab properties for rental operations, the Company may be unable to lease up the properties on schedule, resulting in decrease in expected rental revenues. Labor and materials required for maintenance, repair, and capital expenditures may be more expensive than anticipated. Occupancy levels and market rents may be adversely affected by national and local economic and market conditions.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to (a) have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); (c) submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and (d) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an emerging growth company, we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. The Company is an Emerging Growth Company under the JOBS Act of 2012, but the Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(B) of the JOBS Act. We plan to raise capital following our recent change in status to an operating entity through the offering of shares of common stock or preferred stock to investors. We anticipate we will need to pursue capital to fund our operations over the next twenty-four months. We believe we will be able to raise the necessary capital to carry out our business plan, but there is no assurance that we will be able to do so.

General Discussion

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual statement on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below.

Results of Operations

The following table sets forth the summary income statement for the year ended December 31, 2015 and 2014:

	Year Ended
	December 31, 2015	December 31, 2014
Revenue	$482,426	$290,958
Operating Expense	$3,320,143	$1,810,304
Other Income	$71,293	$38,244
Net Loss	$(2,766,424)	$(1,481,102)

For the year ended December 31, 2015 and 2014, we reported a net loss of $2,766,424 and $1,418,102, respectively. The change in net loss between the year ended December 31, 2015 and 2014 was primarily attributable to the acquisition cost of $325,000 recognized during the year ended December 31, 2015 in relation to the reverse acquisition that closed on July 6, 2015 and the increase of $1,509,839 in remaining operating expense. During the year ended December 31, 2015, depreciation increased by $31,193, general and administrative expense increased by $1,089,723, interest expense increased by $63,923. The increase in operating expense is a result of the reorganization of the Company, incorporation of an UPREIT, acquisition and disposal of rental properties, issuance of shares of common stock to management as compensation, and professional and consulting fees incurred in relation to our reporting requirements as a public company and preparing the registration statement. The net increase of $1,089,723 in general and administrative expense is mainly related to the increase of $488,004 in marketing and advertising, $664,164 in management and consulting fees, $413,613 in professional fees, $50,192 in rental property expenses, and offset by an decrease of $63,001 in closing costs and decrease of $463,250 in overhead costs. During the year ended December 31, 2015, the Company issued 2,000,000 shares of common stock to management of the Company with a fair value of $400,000, which is included in general and administrative expense.

Revenue - Net sales for the year ended December 31, 2015, were $482,426, compared to $290,958 for the year ended December 31, 2014. This resulted in an increase of approximately $191,468 or 66% from the comparable period. The increase in revenue is primarily a result of additional rental properties.

Operating Expenses - Operating expenses for the year ended December 31, 2015, was $3,320,143, as compared to $1,810,304 for the year ended December 31, 2014. The $1,509,839 increase is primarily attributable to the acquisition cost of $325,000 recognized during the year ended December 31, 2015 in relation to the reverse acquisition that closed on July 6, 2015 and the increase of $1,089,723 in general and administrative expense for the year ended December 31, 2015. The net increase of $1,089,723 in general and administrative expense is mainly related to the increase of $488,004 in marketing and advertising, $664,164 in management and consulting fees, $413,613 in professional fees, $50,192 in rental property expenses, and offset by an decrease of $63,001 in closing costs and decrease of $463,250 in overhead costs. During the year ended December 31, 2015, the Company issued 2,000,000 shares of common stock to management of the Company with a fair value of $400,000, which is included in general and administrative expense.

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

Our long-term liquidity needs primarily of funds necessary to pay for the acquisition and maintenance of properties; non-recurring capital expenditures; interest and principal payments on our indebtedness; and general and administrative expenses. We seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, and property dispositions. We have financed our operations and acquisitions to date through the funding by members of our subsidiaries and third party loans, including the debt service identified above.

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

Cash Flow Information

Net cash used for operating activities for the years ended December 31, 2015 and 2014 was $2,506,884 and $1,502,436, respectively. The increase in cash used in operating activities was primarily related to the refocusing of our business to the single family rental business model.

Net cash used in investing activities for the year ended December 31, 2015 was $818,295 as compared to $331,039 of net cash provided in investing activities for the year ended December 31, 2014. The increase in cash used in investing activities was primarily related to investing in additional properties of $1,008,576 during the year ended December 31, 2015 as compared to $346,634 during the year ended December 31, 2014, offset by the proceeds from sale of real estate properties of $70,281 in the year ended December 31, 2015 as compared to $546,923 in the nine months ended December 31, 2014. During the year ended December 31, 2015, the Company also collected $120,000 from promissory note receivable as compared to $250,750 for the year ended December 31, 2014.

Net cash obtained through all financing activities for the year ended December 31, 2015, of $3,220,378, as compared to $1,292,855 for the year ended December 31, 2014. The change was due to proceeds from sale of common stock of $3,060,505 in the year ended December 31, 2015 as compared to $2,001,029 in the year ended December 31, 2014, and proceeds from issuance of notes payable of $1,088,000 in the year ended December 31, 2015 as compared to $0 in the year ended December 31, 2014, offset by the repayment of notes payable of $928,127 in the year ended December 31, 2015 as compared to $708,174 in the year ended December 31, 2014.

Our estimated working capital requirement for the next 12 months is $350,000 with an estimated burn rate of $30,000 per month. As reflected in the accompanying financial statements, we had cash of $199,570 at December 31, 2015.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital.

Critical Accounting Policies

Our financial statements and related financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Investment in Real Estate

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

Revenue Recognition

Rental income for property leases is recorded when due from residents and is recognized monthly as it is earned. We lease single-family residences that we own and manage directly to tenants who occupy the properties under operating leases, generally, with terms of one year. We perform credit investigations on prospective tenants and obtain security deposits. Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, Property, Plant and Equipment - Real Estate Sale. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and accounts for continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Properties

We currently lease an office through our wholly-owned subsidiary – American Realty, at the address set forth above. We believe that this space will be sufficient for our initial needs, although as funding and revenues become available, and the Company's operations grow, we anticipate finding other office space as needed.

Plan of Operation and Cash Requirements

The Company anticipates that its expenses over the next twelve months will be approximately $1,333,800. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources. Our other administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $1,333,800 to proceed with our business plan over the next twelve months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next twenty-four months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any third-party to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations, as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Market for Common Equity and Related Stockholder Matters

We intend to have our common stock be quoted on the NASDAQ Capital Market or other US trading exchange. If our securities are not quoted on the NASDAQ Capital Market or other US trading exchange, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The NASDAQ Capital Market differs from national and regional stock exchanges in that it: (1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more Broker-dealers rather than the "specialist" common to stock exchanges.

To qualify for quotation on the NASDAQ Capital Market, an equity security must have three registered broker-dealers, known as the market makers, willing to list bid or sale quotations and to sponsor The Company' listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company' listing. If The Company meets the qualifications for trading securities on the NASDAQ Capital Market our securities will trade on the NASDAQ Capital Market until a future time, if at all, that we apply and qualify for admission to quotation on the NASDAQ Capital Market. We may not now and it may never qualify for quotation on the NASDAQ Capital Market or be accepted for listing of our securities on the NASDAQ Capital Market.

The Company has never paid cash dividends on any of its securities. Payment of dividends on any of its securities is within the discretion of the Board of Directors of the Company and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. It is the Company's intention to retain earnings, if any, to finance the operation and expansion of its business and, therefore, it does not expect to pay any cash dividends on any of its securities until such time they determine that doing so is necessary in operating as a REIT.

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Our shares likely will be "penny stocks" as that term is generally defined in the Exchange Act and the rules and regulations promulgated thereunder to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock. Under Rule 15g-9 of the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to: (a) Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt; (b) Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities; (c) Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and (d) Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of the penny stock regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of Selling Stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

As of the date of this annual report, we have 599 holders of record of our common stock. For purposes of calculations throughout this registration statement, the Company is disclosing the current issued and outstanding as set forth in the first sentence of this paragraph. We have not declared any cash dividends on our common stock since our inception. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Legal Proceedings

Other than the litigation identified herein, i.e. Trinchitella v American Realty et al., the Company is not aware of any pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 7A. – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial statements for the years ended December 31, 2015 and December 31, 2014, including the notes thereto, together with the report of independent certified public accountants thereon, are presented below.

American Housing Income Trust, Inc.

December 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Housing Income Trust, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of American Housing Income Trust, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. The financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Housing Income Trust, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the result of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has generated net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2016

Index

American Housing Income Trust, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS

Investment in real estate:
Land	$5,539,877	$3,881,285
Building and improvements	3,680,502	1,410,583
	9,220,379	5,291,868
Less: accumulated depreciation	(223,450)	(119,398)
Investment in real estate, net	8,996,929	5,172,470
Cash	199,570	304,371
Notes receivable	—	120,000
Other assets	221,033	79,344

Total Assets	$9,417,532	$5,676,185

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$88,210	$25,847
Due to related parties	14,895	54,382
Prepaid rent received	39,598	7,450
Notes payable	4,271,665	2,016,144

Total Liabilities	4,414,368	2,103,823

Commitments (Note 8)

SHAREHOLDERS’ EQUITY

Preferred Stock, 9,980,000 shares authorized, $0.001 par value; no shares issued and outstanding as of December 31, 2015 (December 31, 2014 – no shares)	—	—
Preferred Stock – Series A, 20,000 shares authorized, $0.001 par value; no shares issued and outstanding as of December 31, 2015 (December 31, 2014 – no shares)	—	—
Common stock, 500,000,000 shares authorized, par value $0.01; 7,566,815 shares outstanding as of December 31, 2015 (December 31, 2014 – 3,797,305 shares)	75,668	37,973
Additional paid-in capital	12,390,239	8,762,612
Accumulated deficit	(7,994,647)	(5,228,223)

Total American Housing Income Trust, Inc.’s Shareholders’ Equity	4,471,260	3,572,362
Non-controlling interest	531,904	—

Total Shareholders’ Equity	5,003,164	3,572,362

Total Liabilities and Shareholders’ Equity	$9,417,532	$5,676,185

Index

American Housing Income Trust, Inc.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Revenue
Rental revenues	$465,765	$268,620
Interest income	9,364	22,338
Other Income	7,297	—

Total revenue	482,426	290,958

Expenses
Depreciation	105,863	74,670
General and administrative	2,623,592	1,533,869
Interest expense	265,688	201,765
Acquisition expense	325,000	—

Total expenses	(3,320,143)	(1,810,304)

Net loss before gain on sale of properties	(2,837,717)	(1,519,346)

Gain on sale of properties	71,293	38,244
Net Loss	(2,766,424)	(1,481,102)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to common stockholders	$(2,766,424)	$(1,481,102)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders	$(0.48)	$(0.49)

Weighted average shares outstanding – basic and diluted	5,713,637	3,047,352

Index

 American Housing Income Trust, Inc.

Consolidated Statement of Stockholders’ Deficit

	Preferred Stock – Series A		Common stock		Additional			Total
	Shares	Amount	Shares	Amount	Paid-in	Accumulated	Non-controlling	Stockholders’
	#	$	#	$	Capital	Deficit	Interest	Equity

Balance – December 31, 2013	—	—	2,531,026	$25,310	$6,554,246	$(3,747,121)	$—	$2,832,435

Issuance of shares for cash	—	—	1,140,850	11,409	1,989,620	—	—	2,001,029

Issuance of shares in exchange for real estate properties	—	—	108,325	1,083	188,917	—	—	190,000

Issuance of shares pursuant to the conversion of notes payable	—	—	17,104	171	29,829	—	—	30,000

Net loss	—	—	—	—	—	(1,481,102)	—	(1,481,102)

Balance – December 31, 2014	—	—	3,797,305	$37,973	$8,762,612	$(5,228,223)	$—	$3,572,362

Reverse merger adjustment	—	—	116,394	1,164	(173,347)	—	—	(172,183)

Issuance of shares for cash	—	—	1,450,966	14,510	3,045,995	—	—	3,060,505

Issuance of shares in exchange for real estate properties	—	—	171,040	1,710	298,290	—	—	300,000

Issuance of shares for services	—	—	2,049,000	20,490	456,510	—	—	477,000

Issuance of limited partnership units of AHIT-Valfre, LP in exchange for real estate properties	—	—	—	—	—	—	531,904	531,904

Common stock issued for beneficial round up	—	—	110	1	(1)	—	—	—

Cancellation of common stock	—	—	(18,000)	(180)	180	—	—	—

Net loss	—	—	—	—	—	(2,766,424)	—	(2,766,424)

Balance – December 31, 2015	—	—	7,566,815	$75,668	$12,390,239	$(7,994,647)	$531,904	$5,003,164

Index

 American Housing Income Trust, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Cash Flows from Operating Activities

Net loss	$(2,766,424)	$(1,481,102)

Items not affecting cash:
Depreciation	105,863	74,670
Gain on sale of assets	(71,293)	(38,244)
Stock-based compensation	477,000	—

Changes in operating assets and liabilities:
Prepaid expenses	(134,242)	(77,844)
Accounts payable	6,653	—
Accrued liabilities	34,285	15,075
Prepaid rent	32,148	1,477
Due to related parties	(190,874)	3,532

Net Cash Used In Operating Activities	(2,506,884)	(1,502,436)

Cash Flows from Investing Activities

Purchase of real estate properties and improvements	(1,008,576)	(346,634)
Proceeds from sale of real estate properties	70,281	546,923
Investment in promissory notes receivable	—	(120,000)
Proceeds from collection of promissory note receivable	120,000	250,750

Net Cash (Used in) Provided by Investing Activities	(818,295)	331,039

Cash Flows from Financing Activities

Proceeds from the sale of common stock	3,060,505	2,001,029
Proceeds from notes payable	1,088,000	—
Repayment of notes payable	(928,127)	(708,174)

Net Cash Provided by Financing Activities	3,220,378	1,292,855

Change in Cash	(104,801)	121,458

Cash – Beginning of Year	304,371	182,913

Cash – End of Year	$199,570	$304,371

Supplemental disclosures of cash flow information:
Interest paid	$265,688	$201,765
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Issuance of shares in exchange for real estate properties	$300,000	$190,000
Notes payable issued with acquisition of real properties	$2,445,648	$1,761,218
Notes payable settled from sale of real properties	$350,000	$291,900
Note converted to common shares	$—	$30,000
Issuance of limited partnership units of AHIT-Valfre in exchange for real estate properties	$531,904	$—
Reverse merger adjustment	$172,183	$—
Cancellation of Common Stock	$180	$—

Index

1.	Nature of Operations

American Housing Income Trust, Inc. (“we”, “our”, the “Company”) was incorporated on December 17, 2007 under the laws of the State of Nevada. On February 13, 2015, following the acquisition of the majority and controlling shares of the Company by American Realty Partners, LLC (“ARP”), a change of control of the Company took place. On May 11, 2015, the Company converted into a Maryland corporation and changed its name to American Housing Income Trust, Inc.

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

On August 3, 2015, the Company, and Valfre Holdings, LLC, an Arizona limited liability company, and James A. Valfre and Pamela J. Valfre, f/k/a Pruitt (collectively, "Valfre") closed on the Company's acquisition of nine single family residences in Arizona through an umbrella limited liability partnership organized in Maryland called "AHIT Valfre, LLP" (“AHIT Valfre”). Pursuant to the AHIT Valfre Agreements, in consideration for the conveyance of the nine single family residences, which were acquired by AHIT Valfre “subject to” existing mortgages, AHIT Valfre issued limited partnership interests to Valfre.

The Company is in the business of acquiring and operating residential properties. As of the date of this filing, the Company holds title to 46 residential properties.

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation and Principles of Consolidation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US”).  These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary ARP, and its subsidiary special purpose entities, ARP Pledgor, LLC, ARP Borrower, LLC, ARP Pledgor II, LLC, APR Borrower II, LLC and AHIT-Valfre, LLP. All significant intercompany transaction and balances have been eliminated. On June 24, 2015, the Company’s fiscal year-end is changed from January 31 to December 31.

b)    Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, and income taxes. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Index

d)     Income Taxes

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

The Company plans on electing to be taxed as a Real Estate Investment Trust (“REIT”) for federal income tax purposes beginning in 2016. REITs are generally not subject to federal income taxes if the Company can meet many specific requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and the Company may be ineligible to qualify as a REIT for subsequent tax years. Even if the Company qualifies as a REIT, the Company may be subject to certain state or local income taxes, and if the Company creates a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable.

e)     Investment in Real Estate

The Company allocates the purchase price to tangible assets of an acquired property (which includes land and building) based on the estimated fair values of those tangible assets. Fair value for land and building is based on the purchase price for these properties.

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

Depreciation is computed on a straight-line basis over the useful lives of the properties (building and improvements – 27 years).

f)     Accounts Receivable

Accounts receivable represent the amount of rent receivables and interest receivable from promissory notes receivable invested by the Company, net of any allowance for amounts deemed uncollectible. The Company assesses these balances for collectability on a quarterly basis.

g)     Impairment of Long-lived Assets

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, Property, Plant and Equipment. Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value to its estimated fair value.

h)    Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts payable and accrued liabilities, amounts due to/from related parties and notes payable are reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if, applicable, the stated rate of interest is equivalent to rates currently available.

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

Level 3       Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The Company does not have any financial instruments that are required to be measured and recorded at fair value on a recurring basis.

Index

i)	Non-controlling Interest

Limited partnership units in AHIT-Valfre that are not owned by the Company are presented as non-controlling interest in the equity section of our consolidated balance sheets.

Our limited partners do not have the right to share in the net income or losses of AHIT-Valfre but have the right to convert all or part of their partnership units to common shares of the Company on a one-for-one basis following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling limited partnership units of AHIT-Valfre for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption. Consequently, the limited partnership units are classified as permanent equity. As of December 31, 2015, there were 300,026 limited partnership units outstanding in AHIT-Valfre. These units were issued in connection with our acquisition of certain real estate properties. (See Note 6).

j)	Revenue Recognition

Rental income for property leases is recorded when due from residents and is recognized monthly as it is earned. The Company leases single-family residences that the Company owns and manages directly to tenants who occupy the properties under operating leases, generally, with terms of one year. The Company performs credit investigations on prospective tenants and obtains security deposits. Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, Property, Plant and Equipment – Real Estate Sale. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

l)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. During the year ended December 31, 2015, the Company incurred a net loss of $2,766,424, and as at December 31, 2015, the Company has accumulated losses of $7,994,647 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been successful in raising cash through equity offerings in the past as described in Note 11. The Company has financing efforts in place to continue to raise cash through equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity financing and reducing expenses. During the year ended December 31, 2015, the Company received $3,060,505 net proceeds from equity financings. Although the Company has successfully completed financings, the Company cannot assure that the plans to address these matters in the future will be successful.

4.      Share Purchase Agreement

On February 4, 2015, the Company entered into a Share Purchase Agreement with American Realty Partners, LLC (“ARP”), a limited liability company formed in the State of Arizona on September 16, 2013, pursuant to which ARP acquired 58,809,678 pre-split shares of common stock, representing 50.67% of the total issued and outstanding shares of common stock of the Company, and 20,000 shares of Series A preferred stock of the Company, representing 100% of the total issued and outstanding shares of Series A preferred stock of the Company in consideration for $325,000. The agreement closed on February 13, 2015. ARP recognized the $325,000 paid to the selling shareholders as acquisition expense as the amount is for the reverse merger that closed on July 6, 2015. Refer to Note 5.

5.      Reverse Merger

On May 15, 2015, the Company entered into a Stock Exchange and Restructuring Agreement (“Stock Exchange Agreement”) with ARP. The transaction closed on July 6, 2015 and, pursuant to the agreement, the Company issued 5,000,000 shares of common stock in exchange for all the membership units in APR on a pro rata basis. The Company was issued 100 units of ARP. As a result of this transaction, ARP became a subsidiary of the Company. The transaction is accounted for as a reverse acquisition and ARP is considered the accounting acquirer for financial reporting purposes.

These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of ARP since inception.

The comparative figures of 2014 are those of ARP who is deemed to be the continuing entity for accounting purposes.

Index

6.	Formation of AHIT-Valfre, LLP

On August 1, 2015, the Company entered into the Master UPREIT Formation Agreement resulting in the formation of AHIT Valfre, LLP, a Maryland limited liability partnership. The Company is the General Partner of the limited liability partnership. AHIT Valfre is intended to serve as an umbrella partnership real estate investment trust, commonly referred to as an "UPREIT". On August 3, 2015, AHIT Valfre acquired from the Valfre limited partners, nine properties in exchange for a total consideration of approximately $1,735,000 consisting of 300,026 common units in the UPREIT valued at approximately $532,000, which carry with them certain option rights into shares of common stock in the Company and the assumption of certain mortgage notes totaling approximately $1,203,000.

7.       Investment in Real Estate

	December 31, 2015	December 31, 2014

Cost of real estate properties	$9,220,379	$5,291,868
Accumulated depreciation	(223,450)	(119,398)

Balance at the end of the period	$8,996,929	$5,172,470

During the year ended December 31, 2015, the Company recorded depreciation expense of $105,863 (2014 - $74,670).

8.	Prepaid Rent Received
	December 31, 2015	December 31, 2014

Balance, beginning of year	$7,450	$5,973
Prepaid rent recognized as revenue during the year	(7,450)	(5,973)
Prepaid rent received during the year	39,598	7,450

Balance, end of year	$39,598	$7,450
9.	Notes Receivable

On January 13, 2014, the Company invested in a note receivable for $120,000 which bears interest at 8% per annum and matures on January 9, 2017. The note receivable is secured by a deed of trust on the real estate purchased with the loan. During the year ended December 31, 2015, the Company collected the $120,000 note receivable and recognized $9,364 (2014 - $8,800) of interest income from the note receivable.

Index

10.	Related party transactions

a)     ARP has been advised and managed by Performance Realty Management, LLC (“PRM”), an Arizona limited liability company (the “Manager”). At the formation of ARP, ARP agreed to pay the Manager of ARP quarterly management fees equal to the greater of: (a) $120,000 on an annual basis, or (b) 1% of the total assets of ARP in consideration for the management services to be rendered to or on behalf of ARP by the Manager. During the year ended December 31, 2015, the Company recorded management fees of $120,000 (2014 - $120,000). As at December 31, 2015, ARP is owed $2,455 from the Manager of ARP (December 31, 2014 – ARP is indebted to the Manager of ARP for $54,382), which represents general and administrative expenses ARP paid on behalf of the Manager. On December 21, 2015, ARP amended its operating agreement with PRM wherein it ratified the issuance of 1,000,000 post-split shares of restricted common stock as the sole compensation paid to PRM for serving as manager of ARP. Commencing January 1, 2016, PRM will serve as the Manager of ARP at no cost. On January 20, 2015, ARP also acquired a 46% “Tenant in Common” (TIC) ownership interest in a real property owned by PRM for a total consideration of approximately $208,000. Subsequent to December 31, 2015, ARP sold its ownership interest in the property to PRM for approximately $211,000.

b)     On January 16, 2015, PRM entered into a promissory note agreement on behalf of ARP for $150,000. The loan bore interest at 16% per annum and was payable on July 16, 2015. The loan was collateralized by a deed of trust on a real estate property owned by ARP. The proceeds from the note was used to purchase another real estate property. On May 12, 2015, ARP repaid the $150,000 note.

c)     On May 15, 2015, the Company entered into an Advisory Board Consulting and Compensation Agreement with a director of the Company pursuant to which the Company agreed to issue 1,000,000 post-split shares of common stock to the director. In addition, the Company agreed to pay the director an annual fee equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 post-split shares of common stock of the Company on the first, second and third anniversary. During the year ended December 31, 2015, the Company recorded management fees of $75,000 (2014 - $nil). As at December 31, 2015, the Company is indebted to the director of the Company for $3,050 which represents management fees and other general and administrative expenses paid on behalf of the Company. The 1,000,000 post-split shares of AHIT were issued on July 6, 2015. On February 25, 2016, the Company amended the Advisory Board Consulting and Compensation Agreement and the director agreed to serve on the Board of Directors at no cost.

d)     On May 15, 2015, the Company entered into a Director Agreement with a director of the Company pursuant to which the Company agreed to issue 25,000 post-split shares of common stock to the director. In addition, the Company agreed to pay the director from time to time for the services provided and may compensate the director with the issuance of shares of common stock of the Company. During the year ended December 31, 2015, the director did not provide any services to the Company and the Company recorded $nil in directors’ fees. The 25,000 post-split shares of the Company were issued on July 6, 2015.

e)     On October 12, 2015, the Company entered into an Executive Agreement with its Chief Executive Officer (the “CEO”) pursuant to which the Company agreed to pay an annual salary of $64,800 between October 12, 2015 and October 12, 2016 (the “Initial Term”). The Executive Agreement has successive one-year renewal periods (a “Renewal Term”). In addition, the Company and its CEO agreed to the following escalators either during the Initial Term or Renewal Term, if applicable: (a) The Company agrees to increase the CEO’s compensation by an additional $25,000 per annum and shall issue an additional issuance of 25,000 post-split shares of common stock to the CEO when the Company achieves the milestone of gross revenue of $1,000,000 per annum; (b) The Company agrees to increase the CEO's compensation by an additional $25,000 per annum when the Company has achieved the milestone of gross revenue of $1,500,000 per annum; and (c) The Company agrees to increase the CEO's compensation by an additional $25,000 per annum, and issue an additional issuance of 25,000 post-split shares of common stock when the Company has achieved the milestone of gross revenue of $2,000,000 per annum. During the year ended December 31, 2015, the Company recorded management fees of $14,164 (2014 - $nil). As at December 31, 2015, the Company is indebted to the CEO of the Company for $14,164 which represents unpaid management fees.

f)      As of December 31, 2015, in the consolidated balance sheets, the Company has outstanding related party receivables of $2,455 for advances to related parties which are netted against $17,350 of amounts due to related parties for expenses paid on behalf of the Company and management fees owed to a director and the CEO of the Company.

Index

11.    Notes payable

	December 31, 2015 $	December 31, 2014 $

Mortgages payable on February 20, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	203,343	213,100
Promissory note payable on February 1, 2016, bearing interest at 18% per annum initially and at 12% per annum after five months, collateralized by a deed of trust on the real estate property purchased with the loan	—	130,000
Promissory note payable on November 1, 2019, bearing interest at 5.371% per annum, collateralized by the real estate properties titled to ARP Borrower, LLC and 100% equity ownership in ARP Borrower, LLC. The note is also secured by the Company.	1,651,183	1,673,044
Promissory note payable on December 1, 2020, bearing interest at 5.88% per annum, collateralized by the real estate properties titled to ARP Borrower II, LLC and 100% equity ownership in ARP Borrower II, LLC.	968,000	—
Promissory note payable on May 27, 2016, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate property purchased with the loan	180,000	—
Promissory note payable on July 8, 2016, bearing interest at 18% per annum initially and at 12% per annum after four months, collateralized by a deed of trust on the real estate property purchased with the loan	80,000	—
Mortgage payable on April 1, 2018, bearing interest at 5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	18,861	—
Mortgage payable on July 1, 2029, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	91,943	—
Home Equity Line-of-credit, bearing interest at a variable interest rate, collateralized by a deed of trust on the real estate properties purchased with the loan	46,108	—
Mortgage payable on October 1, 2035, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	140,512	—
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	113,036	—
Mortgage payable on July 1, 2041, bearing interest at 5.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	274,905	—
Home Equity Line-of-credit, bearing interest at 8.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	34,484	—
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	132,362	—
Mortgage payable on December 1, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	111,168	—
Mortgage payable on January 1, 2022, bearing interest at 4.375% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	16,683	—
Mortgage payable on September 1, 2033, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	76,336	—
Home Equity Line-of-credit payable on January 13, 2040, bearing interest at 2.76% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	50,215	—
Mortgage payable on November 1, 2026, bearing interest at 4.5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	82,526	—

	4,271,665	2,016,144

Index

On June 25, 2015, ARP Borrower, LLC (“Borrower”), and ARP Pledgor, LLC (“Pledgor”), two wholly owned subsidiaries of ARP, entered into an agreement with Towd Point Master Funding Trust 2015-CPLA (“Towd”) whereby Towd approved the reverse acquisition and restructuring of the Company, as set forth in the Stock Exchange Agreement and Subsidiary Agreement. Towd is the new holder of the $1,675,000 loan entered into by and among Borrower, Pledgor and FirstKey Lending, LLC (“FirstKey”) on October 17, 2014. The loan was assigned to Towd by FirstKey on June 25, 2015 and the Company is the new guarantor of the loan.

The following table schedules the principal payments on the notes payable for the next five years and thereafter as of December 31, 2015:

Year	Amount
2016	$426,787
2017	90,715
2018	84,898
2019	1,639,647
2020	968,380
thereafter	1,061,238

Total	$4,271,665

At December 31, 2015, the weighted-average interest rate on short-term borrowings outstanding was 12.60%. The average amount of short-term borrowings during the year ended December 31, 2015 was $148,500. The average interest on short-term borrowings during the year ended December 31, 2015 was $14,549.

12.    Common Stock

a)     During the year ended December 31, 2014, the Company authorized the sale of 1,140,850 post-split shares of common stock of the Company and received total proceeds of $2,001,029.

b)     During the year ended December 31, 2014, the Company issued 108,325 post-split shares of common stock of the Company in exchange for real estate properties with a fair value of $190,000.

c)     During the year ended December 31, 2014, the Company exchanged notes amounting to $30,000 for 17,104 post-split shares of common stock of the Company.

d)     On February 4, 2015, the board of directors of the Company approved a 1,000 to 1 reverse stock split of the Company’s common stock which resulted to the increase in the par value of the Company’s common stock from $0.00001 to $0.01. All common stock amounts have been retroactively adjusted for all periods presented.

e)     On May 15, 2015, the Company issued 1,000,000 post-split shares of common stock with a fair value of $200,000 pursuant to the Advisory Board Consulting and Compensation Agreement as described in Note 9(c).

f)      On July 6, 2015, the Company issued 25,000 post-split shares of common stock with a fair value of $5,000 pursuant to the Director Agreement as described in Note 9(d).

g)     On September 18, 2015, the Company issued 18,000 post-split shares of common stock with a fair value of $54,000 pursuant to the consulting agreement as described in Note 13(b). On November 24, 2015, the consulting agreement was terminated. During the year ended December 31, 2015, the Company reversed the fair value of $54,000 recognized as general and administrative expense as the Company entered into a Mutual Release agreement subsequent to the year end pursuant to which the 18,000 post-split shares of common stock were cancelled.

h)     On September 18, 2015, the Company issued 6,000 post-split shares of common stock with a fair value of $18,000 pursuant to the consulting agreement as described in Note 13(c).

i)      On September 21, 2015, the Company issued 1,000,000 post-split shares of common stock with a fair value of $200,000 to PRM upon receipt of written notice from PRM pursuant to the Subsidiary Agreement as described in Note 13(a).

j)      During the year ended December 31, 2015, the Company issued 413,669 post-split shares of common stock at $3 per share for cash proceeds of $1,241,003.

k)     During the year ended December 31, 2015, the Company authorized the sale of 1,037,297 post-split shares of common stock and received total proceeds of $1,819,502.

l)      During the year ended December 31, 2015, the Company issued 171,040 post-split shares of common stock in exchange for real estate properties with a fair value of $300,000.

Index

13.    Single Family Residence Acquisitions

As of December 31, 2015, the Company owns 46 single family homes. The estimated useful life of the buildings and improvements related to these assets is 27 years. The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, aggregate net investment, and average investment for each home acquired.

MSA / Metro Division	Number of Homes	Aggregate Investment	Average Investment per Home
Arizona	42	$8,643,492	$205,797
Nevada	1	211,201	211,201
Texas	3	365,686	121,895

Total and Weighted Average	46	$9,220,379	$200,443

The Company computes depreciation using the straight-line method over the estimated useful lives of 27 years for building cost. The Company makes this determination based on subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

14.    Commitments and Contingencies

a)     On May 15, 2015, ARP entered into Parent-Subsidiary and Operations Agreement (“Subsidiary Agreement) with the Company and Performance Realty Management, LLC (“PRM”). Pursuant to the Subsidiary Agreement, the Company agreed to be bound by ARP’s Operating Agreement dated November 1, 2013. The Subsidiary Agreement was amended on June 29, 2015 to provide for the issuance of 1,000,000 post-split shares of the Company as consideration for services to be rendered by PRM upon written notice to the Company. On December 21, 2015, ARP amended its operating agreement with PRM wherein it ratified the issuance of the 1,000,000 post-split shares of restricted common stock as the sole compensation paid to PRM for serving as manager of ARP.

b)     On July 10, 2015, the Company entered into a Consulting Agreement with Tech Associates, Inc., a California corporation (“Tech Associates”), whereby Tech Associates agreed to provide consulting and corporate advisory services to the Company on a month-to-month basis in consideration of $3,000 per month and the issuance of 6,000 restricted post-split shares of common stock per month. On September 18, 2015, the Company issued 18,000 post-split shares of common stock in connection with this agreement. On November 24, 2015, the Consulting Agreement was terminated. On January 12, 2016, the Company entered into a Mutual Release Agreement whereby Tech Associates agreed to release AHIT from any and all further obligations under the Consulting Agreement and to cancel the 18,000 post-split shares of the Company’s stock previously issued to Tech Associates.

c)     On September 11, 2015, the Company entered into a Consulting Agreement with a consultant to provide primarily internet and search optimization services with the intent to drive interest traffic to the Company’s website. In consideration for the services, the Company agreed to pay a one-time fee of $2,000 and the issuance of 6,000 post-split shares of common stock. On December 4, 2015, the Consulting Agreement was terminated.

Lease Agreements

The Company rents properties under non-cancellable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at December 31, 2015 through the end of their term, are as follows:

Fiscal Year 2016	$453,388
Fiscal Year 2017	42,080

Total	$495,468

Index

Litigation

Other than the litigation identified herein, the Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company, which if determined unfavorably to the Company, would have a material adverse effect on the Company's consolidated financial position, consolidated results of operations, or consolidated cash flows. The Company is a defendant in a civil matter pending in San Joaqin County, California brought by a current shareholder – Ronald Trinchitella and Billie Jean Trinchitella TTEE Trinchitella Family Trust DTD 7/15/1999. The plaintiff was a member in American Realty prior to the Share Exchange Agreement with the Company was effectuated. The plaintiff is seeking rescission damages against American Realty, i.e. a return of his investment, on the premise that Performance Realty was required to honor his demand for redemption of his units when, according to American Realty, honoring the redemption was at the sole discretion of Performance Realty. The Company is a defendant by virtue of its relationship with American Realty. The Company has denied all allegations and is defending the case.

Environmental Matters

The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to its properties that would have a material effect on its consolidated balance sheets, consolidated statements of operations, or consolidated cash flows. Additionally, the Company is not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that management believes would require additional disclosure or the recording of a loss contingency.

15.    Income Taxes

The Company’s deferred tax assets as of December 31, 2015 consist of the following:

Non-operating loss carry forward (NOL) at 34%	$940,029
Less: valuation allowance	(940,029)

Net deferred tax asset from NOLs	—

Prepaid rent at 34%	10,641
Depreciation at 34%	2,621
Stock based compensation at 34%	(12,708)
Less: reserve due to REIT election	(554)

$—

Index

For the 2016 tax year, the Company is planning to elect and qualify as a REIT under the Internal Revenue Code. To qualify as a REIT, it must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its stockholders. It is management’s current intention to adhere to these requirements and be eligible to be a REIT for the year ended December 31, 2016.

As a REIT, it generally will not be subject to corporate level federal income tax on taxable income distributed to stockholders. If it fails to qualify as a REIT for the 2016 tax year, it will be subject to federal income taxes at corporate tax rates. Even if it qualifies to be taxed as a REIT for 2016, it may be subject to state taxes and federal income and excise taxes on any undistributed taxable income. For the 2016 tax year, the Company intends to distribute all of its taxable income; therefore, all deferred tax assets have been reserved. Regarding state taxes, a REIT is still subject to the Texas franchise tax, even though the REIT receives a federal dividends paid deduction for taxable income. The Texas franchise tax is .575% of gross receipts.

The Company follows ASC Topic 740, “Accounting for Income Taxes,” to recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that it has taken or expects to be taken on a tax return. As of December 31, 2014, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its consolidated financial statements. The Company is not subject and has not been subject to any federal or state income tax examinations.

The Company had federal and state net operating loss carry forwards of approximately $2,764,792, as of December 31, 2015. The tax loss carry forwards are available to offset future taxable income with the federal and state carry forwards beginning to expire in 2028.

The realization of the tax benefits are subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is not likely that its net deferred tax assets will ultimately be recovered; as such, it recorded a valuation allowance for the net operating loss and a reserve due to the anticipated REIT election.

16.    Subsequent Events

a)     On February 25, 2016, the Company amended the Advisory Board Consulting and Compensation Agreement as disclosed in Note 9(c). As a result, the director and Chief Financial Officer (“CFO”) of the Company agreed to serve on the Board of Directors at no cost. In addition, the Company entered into an employment agreement with the CFO of the Company for a period of three years. The Company agreed to pay the CFO an annual salary equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company issued an aggregate of 3,000,000 post-split shares of common stock of the Company at a fair value of $9,000,000 on February 25, 2016, of which the stock based compensation will be amortized over 3 years.

b)     Subsequent to the year ended December 31, 2015, the Company sold a property to a related party at the price of $211,201 and recognized a gain of $4,981.

Index

Schedule III – Real Estate and Accumulated Depreciation

As at December 31, 2015

		Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisitions		Total Cost
Market Location	Number of Properties Owned	Number of Encumbered Properties	Encumbrances(1)	Land	Building	Land Improvements	Building Improvements	Land and Land Improvements	Building and Improvements	Total	Accumulated Depreciation(2)	Date of Construction Range	Date Acquired
Anthem, AZ	17	17	$1,694,967	$2,623,014	$667,058	$—	$98,022	$2,623,014	$765,080	$3,388,094	$71,473	1999 - 2006	2011 – 2015
Avondale, AZ	1	1	86,163	86,400	21,600	—	13,952	86,400	35,552	121,952	1,740	1991	2014
Las Vegas, NV	1	—	—	68,913	139,915	—	2,372	68,913	142,287	211,200	4,981	2014	2014
Mesa, AZ	1	1	105,490	232,000	58,000	—	6,872	232,000	64,872	296,872	5,910	1987	2013
New River, AZ	1	1	93,385	192,000	48,000	—	11,171	192,000	59,171	251,171	4,035	2007	2014
Peoria, AZ	2	2	165,326	298,400	74,650	—	2,300	298,400	76,950	375,350	10,739	1994 - 2004	2012
Phoenix, AZ	6	3	240,927	581,760	145,440	—	798,668	581,760	944,108	1,525,868	46,676	1964 - 2014	2011 – 2015
Prescott, AZ	1	1	172,857	240,000	60,000	—	2,657	240,000	62,657	302,657	1,605	1983	2015
Scottsdale, AZ	3	2	220,077	361,843	90,461	—	44,622	361,843	135,083	496,926	11,662	1974 - 1998	2012 – 2015
Sun City West, AZ	1	1	99,991	96,000	24,000	—	28,869	96,000	52,869	148,869	2,664	1987	2014
Tucson, AZ	5	5	506,501	254,298	593,363	—	—	254,298	593,363	847,661	11,457	1972 - 2006	2015
Vail, AZ	4	4	682,637	266,422	621,650	—	—	266,422	621,650	888,072	12,004	2001 – 2006	2015
Willis, TX	3	3	203,344	238,827	81,859	—	45,000	238,827	126,860	365,687	38,504	1985	2014

	46	41	$4,271,665	$5,539,877	$2,625,996	$—	$1,054,505	$5,539,877	$3,680,502	$9,220,379	$223,450

(1)	Encumbrances include the number of properties collateralized by deeds of trust as well as the aggregate value of outstanding debt attributable to such properties.
(2)	Depreciation of building and improvements is computed on a straight-line basis over the estimated useful life of 27 years, with no salvage value.

Index

The changes in investments in real estate for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Balance, beginning of year	$5,291,868	$3,808,442
Acquisition of real estate	3,665,362	1,960,787
Improvements	654,668	335,564
Disposition and other	(391,519)	(812,925)
Balance, end of year	$9,220,379	$5,291,868

The changes in accumulated depreciation for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Balance, beginning of year	$119,398	$57,075
Depreciation expense	105,863	74,670
Disposition and other	(1,811)	(12,347)
Balance, end of year	$223,450	$119,398

Index

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9. A – CONTROLS AND PROCEDURES

The Company's Chief Financial Officer – Sean Zarinegar, and Chief Executive Officer – Jeff Howard, are responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

On December 31, 2015, Mr. Howard, our Chief Executive Officer, and Mr. Zarinegar, our Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The material weaknesses identified relates to the lack of proper segregation of duties and lack of formal, documented internal control system and control policies that provide for multiple levels of supervision and reviews. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

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

On December 31, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2015, on March 30, 2016 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do have not proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, MaloneBailey, LLP has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, MaloneBailey, LLP expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

ITEM 9. B – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers, other executive management and directors as of December 31, 2015:

Name	Age	Position(s)
Executive Officers
Sean Zarinegar	44	Chairman of the Board, Chief Financial Officer and Treasurer
Kenneth Hedrick	46	Director
Jeff Howard	52	Director, Chief Executive Officer and President
Monica Andreas	33	Secretary

Biographical Information for Sean Zarinegar, Age 44, Chairman of the Board, Chief Financial Officer, Treasurer

Mr. Zarinegar brings more than twenty years of experience in operations, evaluation, investment and management of real estate assets and is responsible for new asset origination, evaluation, analysis and due diligence, as well as overall executive direction. Mr. Zarinegar brings investment experience to the company as well as experience having formed successful business partnerships and has acquired a talented team of experts necessary to support ongoing and future projects and opportunities. Mr. Zarinegar has been an active real estate investor in Arizona, Texas, and Nevada as well as Colorado and Southern California, and has been tasked by the Corporation in leading efforts to convert the Corporation to a Real Estate Investment Trust consistent with 26 USC § 856.

Mr. Zarinegar is focused on maximizing the tremendous opportunity in the Phoenix, Arizona real estate market. With the decades of experience behind him, along with a severely depressed real estate market, the opportunities are abundant. For the past five years, Mr. Zarinegar has served as the Managing Partner for Core Performance Realty, and related parties, Performance Realty and American Realty. Mr. Zarinegar incorporates by reference the prior disclosure regarding the cease and desist orders issued by the Kansas Securities Commission and Alabama Securities Commission.

Mr. Zarinegar initially worked for the Company on an independent contractor basis. On February 25, 2016, Jeff Howard executed, with approval from the Board of Directors, the Employment Agreement with Mr. Zarinegar on behalf of the Company (the “Employment Agreement”). As a result, Mr. Zarinegar became a full-time employee of the Company. Mr. Zarinegar has agreed to continue to serve on the Board of Directors at no cost (unless subsequently adjusted by the Board of Directors with Mr. Zarinegar abstaining). In exchange for his employment, the Company agrees to pay Mr. Zarinegar an annual salary equal to $120,000 on the dates consistent with the Company’s payroll schedule, or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater, unless, an opinion of counsel or the Company’s auditors conclude that the asset-based compensation limits or impairs the Company’s intent of becoming a real estate investment trust or impairs the Company’s status as a publicly reporting company in good standing under the rules promulgated by the United States Securities and Exchange Commission.

The Company recognizes that Mr. Zarinegar is a significant employee to the Company, and has incurred and continues to incur risk and exposure in guaranteeing the First Key debt service of the Company and the debt of its subsidiaries, which ultimately benefits the Company and its shareholders. Recognizing that the consideration above does not completely compensate Mr. Zarinegar, the Company has agreed to issue Mr. Zarinegar or his designee a total of 3,000,000 shares of the Company’s common stock on the first, second and third anniversary.

Mr. Zarinegar is subject to a cease and desist order issued by the Alabama Securities Commission and a consent cease and desist order issued by the Kansas Securities Commission. The final consent order issued by the Kansas Securities Commission dated July 21, 2008 prohibits Mr. Zarinegar from offering or selling unregistered securities in the State of Kansas, absent reliance on an exemption, or acting as a broker-dealer, or agent thereof, in the sale of securities, and to not violate the Kansas Uniform Securities Act. The Alabama Securities Commission has represented that a Final Order was entered on May 5, 2011, but no final order has been produced. Regardless, according to the FINRA disclosure made under U-6, the final order does not constitute a final order based on any laws or regulations that prohibit fraudulent, manipulative or deceptive conduct. Mr. Zarinegar filed a Statement of Claim for Expungement with FINRA pursuant to Rule 2080 (the “Statement of Claim”), but the Statement of Claim was deemed not eligible for arbitration presumably due to the fact that FINRA could not obtain jurisdiction over Malory, a defunct entity. In response, Mr. Zarinegar filed separate correspondence with the Kansas Securities Commission and the Alabama Securities Commission requesting that the subject orders be set aside. These requests are still pending.

These orders are not related to the Company. Zarinegar was a registered representative with FINRA between approximately 1992 and 2005. During the period of time in which he was registered with FINRA, Zarinegar held Series 6, 7, 22, 24, 27, 39 and 63 designations. He had been registered with six securities firms during this time period with the last being Malory Investments, LLC ("Malory") between August 2001 and April 2005. Zarinegar has two disclosure events set forth in his CRD, both of which revolve around alleged activity during his tenure at Malory. These disclosures are not customer complaints; rather, they revolve around cease and desist orders issued by the State of Kansas and the State of Alabama in 2007 as part of their respective investigations into Malory and six other primary respondents. The allegations against Mr. Zarinegar were that he failed to properly supervise the sale of private offerings in Kansas and Alabama. Mr. Zarinegar has been in compliance with the Orders since issuance. The Orders are not related in any manner with respect to the Company or its related parties. The Orders do not restrict Mr. Zarinegar from engaging in an offering in the State of Kansas or State of Alabama provided he complies with the appropriate disclosures and laws. The Company is not aware of any similar orders in any other jurisdiction.

Biographical Information for Jeff Howard, Age 52, Director, Chief Executive Officer and President

Jeff Howard brings twenty-seven years of experience in residential property acquisitions, homebuilding and investment activities to the Company in his role as Chief Executive Officer, President and a Director on the Board of Directors. Between 2001 and 2003, Mr. Howard served as Director of Homebuilding for Suncor Development in Tempe, Arizona. Since 2003, Mr. Howard has been the owner of Horizon Homes and Investments in Phoenix, Arizona. Mr. Howard has purchased over 2500 houses and has grossed over $850M in sales since 2003. His unique industry relationships and experience allows him to find properties not available to all investors. His wisdom and know-how has brought both profit and growth to the Company. Mr. Howard has been a licensed realtor in the state of Arizona since 2003 and has facilitated investment buys and sells from coast to coast.

Biographical Information for Kenneth Hedrick, Age 45, Director

Mr. Hedrick brings over 21 years of residential mortgage and banking experience to the board of American Housing Income Trust. He currently serves as Vice President of foreclosure, bankruptcy, and loss recovery for TCF National Bank in Michigan, a subsidiary of TCF Financial Corporation, a $19 billion Minnesota-based national bank holding company. He began his career with TCF Bank right out of college, handling production, underwriting, and approval of residential and consumer loans. As he entered production management, his roles included customer financial analysis, compliance, and audit oversight. Since 2009, as an employee of TCF Bank, Mr. Hedrick has gained expertise through portfolio management in the areas of foreclosure, bankruptcy, loss recovery, collections, loss mitigation, REO, as well as oversight of legal matters as they relate to residential customers. In the world of increased regulatory oversight, Mr. Hedrick also brings a wealth of knowledge when it comes to interacting with, and responding to, regulators and auditors for issues ranging from operational practices to policy development and disaster recovery plans.

Mr. Hedrick is currently elected to his 2nd term on the Board of Education for the Avondale School District in Auburn Hills, Michigan. He has sat on this board since 2006, holding officer positions of Secretary and Treasurer, and currently serves as Board President. Mr. Hedrick holds a bachelor degree in business administration from Hope College, and currently resides in Bloomfield Hills, Michigan.

Biographical Information for Monica Andreas, Age 33, Secretary

Mrs. Andreas has more than ten years' experience in the finance industry. She began her career as an administrative assistant with a small private lending firm. It was there she developed her skills in compliance, collections, loss prevention, underwriting, small claims court, auditing and bankruptcy. These skills helped expand the small business into a fast-growing, high profit company with over a dozen locations statewide. She was promoted to Vice President of Administration and Executive Administration to the Chief Executive Officer for the reminder of her time there. The knowledge and understanding of business administration, and her interest in the real estate market is what makes Mrs. Andreas a crucial part of the American Housing Income Trust team. Prior to joining American Housing Income Trust, Inc., Ms. Andreas spent ten years with 1 Stop Money Centers, LLC as Vice President of Collections and Executive Administrator.

Executive Compensation and Corporate Governance

It is the intention of the Company to establish nominating committees, audit committees, compensation committees and protocols and procedures associated with annual and special meetings of shareholders (to the extent not addressed in the enclosed Bylaws). The Company currently does not have an Employee Stock Option Plan.

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our director. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. Thus, there is a potential conflict of interest in that our director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Our Board of Directors intends on adopting a code of ethics applying to all employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. Among other matters, our code of ethics will be designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest, and full, fair, accurate, timely and understandable disclosures in "simple English" in our reports filed with the Commission and other public communications. The Company believes it has done so to date. Any waiver of the code of ethics for our executive officers, directors or employees would be made only by our Board of Directors or a committee of our Board of Directors and would be promptly disclosed as required by law or stock exchange regulations.

Limitations on Liabilities and Indemnification of Directors and Officers

For information concerning limitations of liability and indemnification applicable to our directors, executive officers and, in certain circumstances, employees, see the discussion above regarding Maryland law, our Charter and our Bylaws. Although it is our intent in the near future, we have not yet obtained directors' and officers' liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers. We have entered into indemnification agreements with key officers and directors, and such persons shall also have indemnification rights under applicable laws, and our Charter and Bylaws.

Interests in Our Investments

We are permitted to make or acquire investments in which our directors, officers or stockholders or any of our or their respective affiliates have direct or indirect pecuniary interests. However, any such transaction in which our directors or any of their respective affiliates has any interest would be subject to review and approval by the Board of Directors with the interested director or officer (to the extent they are the one involved in the transaction at issue) abstaining from vote on the particular transaction. For example, as set forth above, Mr. Zarinegar and American Realty hold the property located at 4201 Martin Road in Las Vegas, Nevada as tenants-in-common. The note associated with the loan on this property is held by Citibank, which holds a deed in trust as collateral for Mr. Zarinegar's obligations. Mr. Zarinegar is the sole borrower on the note. A conflict of interest might arise to the extent Mr. Zarinegar defaults under the note or deed in trust; more specifically, to the extent Citibank exercises its rights under the deed-in-trust, American Realty could lose title to the property, which in turn would impact the value of the Company's stock, and if additional capital is needed in order to meet the note obligations, so American Realty does not lose its interest in the property, there would be dilution of all shares. Performance Realty authorized this tenancy in common as being in the best interests of American Realty.

Summary Compensation Table - 2014 and 2015

This narrative addresses summary compensation of Mr. Zarinegar in his role as manager of Performance Realty, which is the manager of American Realty, a wholly-owned subsidiary of the Company, for the fiscal year ending in 2014 and 2015. In 2014, Mr. Zarinegar was the sole principal executive officer for Performance Realty, which was the manager of American Realty. For all intents and purposes, Mr. Zarinegar managed and operated American Realty through Performance Realty. Mr. Zarinegar does not have a written employment agreement with Performance Realty or American Realty. He was, and still is, an at-will employee of American Realty receiving W2 compensation. He also received member distributions as a member of Performance Realty.

In 2015, Mr. Zarinegar continued to receive W2 compensation from American Realty and member distributions from Performance Realty. On May 15, 2015, Mr. Zarinegar executed an Advisory Board Consulting and Compensation Agreement. The Company agreed to pay Mr. Zarinegar an annual fee equal to $120,000 or 1% of the Company's assets as reported on its year-end balance sheet, whichever is greater, unless, an opinion of counsel or the Company's auditors conclude that the asset-based compensation limits or impairs the Company's intent of becoming a real estate investment trust or impairs the Company's status as a publicly reporting company in good standing under the rules promulgated by the United States Securities and Exchange Commission. Mr. Zarinegar has been paid $75,000 in 2015 towards this consulting fee. In addition, upon the effectiveness of the reverse merger with American Realty and the Company, Mr. Zarinegar was issued 1,000,000 shares of common stock. Mr. Zarinegar is an employee of the company, and thus is bound by all fiduciary duties and obligations of a director and officer under Maryland law.

In addition to providing advisory services to the Board of Directors based on his education, experience and training in the business operating by the Company, Mr. Zarinegar is incurring risk and exposure in guaranteeing the Firstkey debt service, as discussed above. Although the Firstkey debt service is to American Realty, as the parent entity, and ARP Borrower I and ARP Borrower II, the Company ultimately benefits from the debt service. Recognizing that the consideration, above, does not completely compensate Mr. Zarinegar, the Company has agreed to issue Mr. Zarinegar or his designee a total of 3,000,000 shares of the Company's common stock (post-split) on the first, second and third anniversary. The Company agrees to issue these shares into its treasury for future issuance to Mr. Zarinegar with a legend indicating that the shares are for future issuance under the terms of this Agreement. Mr. Zarinegar and the Company acknowledge that, concomitant with the execution of its agreement with Mr. Zarinegar, the Company had approved for execution and has since executed the Stock Exchange Agreement. In the event counsel for the Company or its tax advisors advise the Company that the stock issuance to Mr. Zarinegar might impair the intended tax-free reorganization under the Stock Exchange Agreement, the Company and Mr. Zarinegar shall agree to hold the shares identified herein in escrow until such time the Board of Directors and its advisors conclude that the shares may be issued in any manner that does not interfere with the intended tax free restructuring of the Company. Mr. Zarinegar's profile has been disclosed in previous filings, and is incorporated herein by reference.

Mr. Howard was and is not an employee of American Realty or Performance Realty. On October 12, 2015, the Company hired Jeff Howard to serve as Chief Executive Officer and President. Pursuant to the terms of the agreement, Mr. Howard is to be compensated an annual salary of $64,800 between October 12, 2015 and October 12, 2016 (the "Initial Term"). However, since execution of the agreement, Mr. Howard has been paid independent contractor compensation in the amount of $18,600. The Company intends on paying Mr. Howard W2 compensation effective January 1, 2016 over the balance of the term. Although Mr. Howard has been treated as an independent contractor, Mr. Howard and the Company agree that Mr. Howard owes duties to the Company as provided for under Maryland law, and our Charter and Bylaws, where applicable.

In addition to the compensation identified above, the Company and Mr. Howard agreed to the following escalators: (a) The Company agrees to increase his compensation by an additional Twenty-Five Thousand Dollars ($25,000.00) per annum and shall issue an additional issuance of Twenty-Five Thousand (25,000.00) shares of common stock in the Company to him when the Company achieves the milestone of a gross revenue of One Million Dollars ($1,000,000.00) per annum; (b) The Company agrees to increase his compensation by an additional Twenty-Five Thousand Dollars ($25,000.00) per annum when the Company has achieved the milestone of a gross revenue of One Million Five Hundred Thousand Dollars ($1,500,000.00) per annum; and (c) The Company agrees to increase his compensation by an additional Twenty-Five Thousand Dollars ($25,000.00) per annum, and issue an additional issuance of Twenty-Five Thousand (25,000.00) Shares of Common stock in the Company to him when the Company has achieved the milestone of a gross revenue of Two Million Dollars ($2,000,000.00) per annum. Mr. Howard's current and future compensation is not contingent upon the success of sales of shares of common stock in this Prospectus.

Mr. Hedrick has received 25,000 shares of common stock under his board advisory agreement in 2015. He has no future stock options or grants. Although Mr. Hedrick has been treated as an independent contractor, Mr. Howard and the Company agree that Mr. Howard owes duties to the Company as provided for under Maryland law, and our Charter and Bylaws, where applicable. The Company has not approved and implemented an employee stock option plan, pension plan or other type of incentive plans related to its common stock or preferred stock.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total($)

Sean Zarinegar (1)	2014	$72,000	$—	$—	$—	$—	$—	$48,000	$120,000
Sean Zarinegar (2)	2014	$—	$—	$—	$—	$—	$—	$50,315	$50,315
Jeff Howard	2014	$—	$—	$—	$—	$—	$—	$—	$—
Ken Hedrick	2014	$—	$—	$—	$—	$—	$—	$—	$—

(1) This row represents the amount of compensation paid to Sean Zarinegar by American Realty.

(2) This row represents the amount of compensation paid to Sean Zarinegar by Performance Realty.

Summary Compensation Table - 2015
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total($)

Sean Zarinegar (1)	2015	$60,231	$—	$—	$—	$—	$—	$38,131	$98,362
Sean Zarinegar (2)	2015	$—	$—	$—	$—	$—	$—	$2,040	$2,040
Sean Zarinegar (3)	2015	$—	$—	$200,000 (4)	$—	$—	$—	$75,000	$275,000
Jeff Howard	2015	$—	$—	$—	$—	$—	$—	$18,600	$18,600
Ken Hedrick	2015	$—	$—	$5,000 (4)	$—	$—	$—	$—	$5,000

(1) This row represents the amount of compensation paid to Sean Zarinegar by American Realty.

(2) This row represents the amount of compensation paid to Sean Zarinegar by Performance Realty.

(3) This row represents the amount of compensation paid to Sean Zarinegar by the Company pursuant to his Advisory Board Consulting and Compensation Agreement. As provided for in the agreement, Mr. Zarinegar is entitled to receive an additional 3,000,000 shares of common stock upon approval of the Board of Directors, unless Mr. Zarinegar's agreement is terminated, in which case, the balance of the shares are to be issued within fifteen (15) days.

(4) These valuations are based on the fair value of the stock at the date of the grant.

Summary Outstanding Equity Awards Table - 2014 and 2015

Pursuant to Item 402(q) of Regulation S-K, American Realty, Performance Realty and the Company are required to provide the material terms of each plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. The Company has no disclosures in this respect.

The Company is also required to provide the material terms of each contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the smaller reporting company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

Mr. Zarinegar initially worked for the Company on an independent contractor basis. On February 25, 2016, Jeff Howard executed, with approval from the Board of Directors, the Employment Agreement with Mr. Zarinegar on behalf of the Company (the “Employment Agreement”). As a result, Mr. Zarinegar became a full-time employee of the Company. Mr. Zarinegar has agreed to continue to serve on the Board of Directors at no cost (unless subsequently adjusted by the Board of Directors with Mr. Zarinegar abstaining). In exchange for his employment, the Company agrees to pay Mr. Zarinegar an annual salary equal to $120,000 on the dates consistent with the Company’s payroll schedule, or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater, unless, an opinion of counsel or the Company’s auditors conclude that the asset-based compensation limits or impairs the Company’s intent of becoming a real estate investment trust or impairs the Company’s status as a publicly reporting company in good standing under the rules promulgated by the Commission.

The Company recognizes that Mr. Zarinegar is a significant employee to the Company, and has incurred and continues to incur risk and exposure in guaranteeing the First Key debt service of the Company and the debt of its subsidiaries, which ultimately benefits the Company and its shareholders. Recognizing that the consideration above does not completely compensate Mr. Zarinegar, the Company has agreed to issue Mr. Zarinegar or his designee a total of 3,000,000 shares of the Company’s common stock on the first, second and third anniversary. Neither Mr. Howard nor Mr. Hedrick have similar provisions under their respective agreements.

Outstanding Equity Awards at Fiscal Year-End 2014
Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Sean Zarinegar (1)	-	-	-	$ -	-	-	$ -	-	$ -
Sean Zarinegar (2)	-	-	-	$ -	-	-	$ -	-	$ -
Jeff Howard	-	-	-	$ -	-	-	$ -	-	$ -
Ken Hedrick	-	-	-	$ -	-	-	$ -	-	$ -

(1) This row represents the amount of outstanding equity awards to Sean Zarinegar by American Realty.

(2) This row represents the amount of outstanding equity awards to Sean Zarinegar by Performance Realty.

Outstanding Equity Awards at Fiscal Year-End 2015
Name	Option awards				Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Sean Zarinegar (1)	-	-	-	$ -	-	-	$ -	-	$ -
Sean Zarinegar (2)	-	-	-	$ -	-	-	$ -	-	$ -
Sean Zarinegar (3)	-	-	-	$ -	-	-	$ -	-	$ -
Jeff Howard	-	-	-	$ -	-	-	$ -	-	$ -
Kenneth Hedrick	-	-	-	$ -	-	-	$ -	-	$ -

(1) This row represents the amount of outstanding equity awards to Sean Zarinegar by American Realty.

(2) This row represents the amount of outstanding equity awards to Sean Zarinegar by Performance Realty.

(3) This row represents the amount of outstanding equity awards to Sean Zarinegar by the Company.

2015 Director Compensation Table

Name	Fees Earned	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Sean Zarinegar	$75,000	$200,000	—	—	—	—	$275,000
Jeff Howard	$0	$0	—	—	—	—	$0
Kenneth Hedrick	$0	$5,000	—	—	—	—	$5,000

The dollar amounts in the Stock Awards column reflect the values of equity awards as of the grant date, in accordance with ASC 718, Compensation - Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals.

Advisory Board Consulting and Compensation Agreement - Sean Zarinegar (Chairman of the Board, Chief Financial Officer, Treasurer)

Mr. Zarinegar initially worked for the Company on an independent contractor basis. On February 25, 2016, Jeff Howard executed, with approval from the Board of Directors, the Employment Agreement with Mr. Zarinegar on behalf of the Company (the “Employment Agreement”). As a result, Mr. Zarinegar became a full-time employee of the Company. Mr. Zarinegar has agreed to continue to serve on the Board of Directors at no cost (unless subsequently adjusted by the Board of Directors with Mr. Zarinegar abstaining). In exchange for his employment, the Company agrees to pay Mr. Zarinegar an annual salary equal to $120,000 on the dates consistent with the Company’s payroll schedule, or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater, unless, an opinion of counsel or the Company’s auditors conclude that the asset-based compensation limits or impairs the Company’s intent of becoming a real estate investment trust or impairs the Company’s status as a publicly reporting company in good standing under the rules promulgated by the United States Securities and Exchange Commission.

The Company recognizes that Mr. Zarinegar is a significant employee to the Company, and has incurred and continues to incur risk and exposure in guaranteeing the First Key debt service of the Company and the debt of its subsidiaries, which ultimately benefits the Company and its shareholders. Recognizing that the consideration above does not completely compensate Mr. Zarinegar, the Company has agreed to issue Mr. Zarinegar or his designee a total of 3,000,000 shares of the Company’s common stock on the first, second and third anniversary.

Executive Agreement - Jeff Howard (Director, Chief Executive Officer and President)

On October 12, 2015, the Company hired Jeff Howard, currently a Director on the Board of Directors, to fill the vacancy left by Mr. Zarinegar's resignation as Chief Executive Officer and President. There were no disputes between Mr. Zarinegar and the Company prior to his resignation. Pursuant to the terms of the Executive Agreement between the Company and Mr. Howard, Mr. Howard is to be compensated an annual salary of $64,800 between October 12, 2015 and October 12, 2016 (the "Initial Term"), unless his employment is terminated as set forth in the Executive Agreement. The Executive Agreement has successive one-year renewal periods (a "Renewal Term").

In addition to the compensation identified above, the Company and Mr. Howard agreed to the following escalators either during the Initial Term or Renewal Term, if applicable: (a) The Company agrees to increase Executive's compensation by an additional Twenty-Five Thousand Dollars ($25,000.00) per annum and shall issue an additional issuance of Twenty-Five Thousand (25,000.00) shares of common stock in the Company to the Executive when the Company achieves the milestone of a gross revenue of One Million Dollars ($1,000,000.00) per annum; (b) The Company agrees to increase Executive's compensation by an additional Twenty-Five Thousand Dollars ($25,000.00) per annum when the Company has achieved the milestone of a gross revenue of One Million Five Hundred Thousand Dollars ($1,500,000.00) per annum; and (c) The Company agrees to increase Executive's compensation by an additional Twenty-Five Thousand Dollars ($25,000.00) per annum, and issue an additional issuance of Twenty-Five Thousand (25,000.00) Shares of Common stock in the Company to the Executive when the Company has achieved the milestone of a gross revenue of Two Million Dollars ($2,000,000.00) per annum.

 Advisory Board Consulting and Compensation Agreement - Kenneth Hedrick (Director)

Pursuant to the Resolutions, the Board of Directors ratified and approved the Board Director Agreement for Director Kenneth Hedrick effective May 15, 2015. In consideration of Director's services, the Company has agreed to issue 25,000 shares of restricted common stock in the Company to Director upon the Company's confirmation of the approval of the reverse stock split currently pending with FINRA, and to the extent such split is not approved, an equivalent issuance based on the same percentage against issued and outstanding shares in the Company. The shares issued in lieu of compensation shall be assessable against the Company, and considered issued and outstanding. Mr. Hedrick's profile has been disclosed in previous filings, and is incorporated herein by reference. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. The Company has not yet adopted an Employee Stock Option Plan.

The Company has not yet adopted retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future. There are no family relationships among our officers or directors. Other than as identified above regarding Mr. Zarinegar, during the past five years no director or executive officer of the company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

The Company has ___ employees. Because of our limited resources, our Board does not currently have an established audit committee or executive committee. The current members of the Board perform the functions of an audit committee, governance/nominating committee, and any other committee on an as needed basis. If and when the Company grows its business and/or becomes profitable, the Board intends to establish such committees.

We do not have an Audit Committee or Nominating Committee.  Mr. Howard, our Chief Executive Officer, and Mr. Zarinegar, our Chief Financial Officer, perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  We do not currently have a written audit committee charter or similar document. We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no business operations, management believes the services of a financial expert are not warranted.

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

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a).  We are of the opinion that our officers and directors have complied with their reporting requirements to reflect ownership and changes in ownership with the SEC.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 11. – EXECUTIVE COMPENSATION

We incorporate by reference the discussion above regarding executive compensation. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table set forth in this subsection lists, as of October 9, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company; and (iii) all officers and directors as a group.

Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 7,565,417 shares of our common stock issued and outstanding as of the date of the filing of this Form 10-K. Other than the stock grant issued to Mr. Zarinegar, and the stock options to Mr. Howard, as set forth above, we do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

-Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent (%) of Common Stock
Named Executive Officers
Sean Zarinegar	2,058,810	(2)	27.21%
Kenneth Hedrick	25,000		<1.0	%

(1)  The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned.

(2)  Mr. Zarinegar is the Chairman of the Board, Chief Financial Officer and Treasurer of the Company. He is also the sole member of Performance Realty Management. Performance Realty Management is the Manager under the Operating Agreement for American Realty Partners, which upon closing of the Subsidiary Agreement became a wholly-owned subsidiary of the Company. Mr. Zarinegar, individually, owns 1,000,000 shares of common stock, and Performance Realty owns 1,000,000 shares of common stock.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

As set forth above, the Company has engaged in, and anticipates that it will continue to engage in, related party transactions with American Realty, Performance Realty, ARP Borrower, ARP Borrower II and AHIT Valfre. The Company believes that maintaining a relationship with these related parties will enhance its prospects of success and facilitate additional benefits for its shareholders. Further pursuant to ASC 850-10-50-6, the Company lists and provides details for all material Related Party transactions so that readers of the financial statements can better assess and predict the possible impact on performance.

Nature of Related Parties' Relationship

The Company recognizes and confirms the requirements in ACS 850-10-50-6 to disclose all related party transactions between the Company, American Realty, Performance Realty, ARP Borrower, ARP Borrower II and AHIT Valfre, and any other related party transactions and or relationships. The Stock Purchase Agreements resulting in the change in control were entered into between American Realty, as buyer, and nine shareholders. The Stock Purchase Agreements closed escrow on February 13, 2015 with the receipt of medallion signed transfers of the restricted certificates. The Company believed that Section 4(2) was available because the foregoing transaction was exempt from the registration requirements under the Securities Act of 1933, as amended ("the Act"), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was an "accredited investor" (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

These common shares, in the aggregate, account for 58,809,678, or 50.79% of the common shares outstanding of the Company. In addition, American Realty acquired 20,000 of the Series A Preferred Stock from Cortland Communications, LLC (the "Series A Preferred"). As a result, a change of control of the Company took place on February 13, 2015 (the date of the closing of escrow).

On March 2, 2015, American Realty voted its shares of common stock and preferred stock in adopting a Plan of Conversion. The Plan of Conversion was recommended by the Board of Directors of the Company. The action consented to was to convert the Company from a Nevada corporation to a Maryland corporation, pursuant to conversion statutes under the Nevada Revised Statutes (the "NRS") and the Maryland General Corporation Law (the "MGCL") (the "Maryland Conversion").

Pursuant to the Amended Resolution of the Board of Directors dated May 14, 2015, which supplemented, amended and revised the Resolution of the Board of Directors dated May 8, 2015, the Board of Directors authorized the execution of the Stock Exchange Agreement between American Realty and the Company dated May 15, 2015, and Subsidiary Agreement between Performance Realty, American Realty and the Company, which has as an effective date of the "Closing," as defined under the Stock Exchange Agreement.

The Stock Exchange Agreement was executed on May 15, 2015, but the closing had been conditioned upon satisfaction of the conditions precedent in Article V thereunder. More specifically, the closing was conditioned upon approval by FINRA of the actions in its Schedule 14C; more specifically, FINRA's approval of the reverse stock split. The closing of the Stock Exchange Agreement occurred on July 6, 2015 with the issuance of the shares to the former members of American Realty. The closing of the Stock Exchange Agreement resulted in American Realty being a wholly-owned subsidiary of the Company. The Subsidiary Agreement, as amended, closed concomitant with the closing of the Stock Exchange Agreement.

The Subsidiary Agreement, as amended, closed concomitant with the closing of the Stock Exchange Agreement. Under the terms of the Subsidiary Agreement, we had agreed to be bound by the Operating Agreement for American Realty dated November 1, 2013 (the “American Realty Operating Agreement”). The Company further agreed that Performance Realty would continue to operate as the Manager for American Realty pursuant to the terms of the American Realty Operating Agreement, subject to the amendment of Section 3.10 therein. Section 3.10 was originally amended to issue 1,000,000 shares of common stock to Performance Realty on September 18, 2015 with future options and escalators. These shares were issued to Performance Realty on September 22, 2015, but on December 21, 2015, Performance Realty and American Realty agreed that this stock issuance constituted all compensation to be paid to Performance Realty in serving as manager of American Realty, i.e. the parties agreed to terminate any future stock issuance.

In the Subsidiary Agreement, the Company recognized the value of Performance Realty in continuing to serve as Manager of American Realty until such time the Company determines that the management impairs or restricts the Company's long-term objective of operating as a real estate investment trust under Maryland law. The parties under the Subsidiary Agreement recognize that until the Company is financially and operationally prepared and positioned to operate as a real estate investment trust, Performance Realty must manage American Realty in order to maintain continuity during this transition in operations. Performance Realty has agreed to take direction from the Company's Board of Directors regarding those matters set forth in Article 3 of the American Realty Operating Agreement. Notwithstanding, the day-to-day administrative and ministerial tasks in operating American Realty are to be performed in the discretion of Performance Realty and its employees and agents, based on their collective education, experience and training. Performance Realty shall provide reporting and general updates to the Company's Board of Directors in a commercially reasonable manner.

On June 25, 2015, the Company and American Realty entered into restructured financing agreements with Firstkey Lending, LLC ("Firstkey"). Firstkey approved the restructuring of American Realty, as set forth in the Stock Exchange Agreement and Subsidiary Agreement. Sean Zarinegar and Performance Realty ratified their respective duties and obligations to Firstkey. The Firstkey debt service directly benefits the Company.

On August 3, 2015, the Company and Valfre closed on the Company's acquisition of nine single family residences in Arizona through AHIT Valfre. The Company is the General Partner of AHIT Valfre pursuant to the AHIT Valfre Agreements (all defined above).Pursuant to the AHIT Valfre Agreements, in consideration for the conveyance of the nine single family residences, which were acquired by AHIT Valfre "subject to" existing mortgages, AHIT Valfre issued the following limited partnership interests (collectively, the "Limited Partnership Interests" or singularly a "Limited Partnership Interest") in AHIT Valfre: (a) Valfre Holdings, LLC 69,555, and (b) James A. Valfre 192,050 and Pamela J. Valfre 38,421.

The Company and Valfre entered into the AHIT Valfre Agreements contemplating, amongst other things that AHIT Valfre would be operated to reduce risk and increase diversification of real estate holdings, and to seize an opportunity for Valfre for estate and tax planning purposes through an exchange under Section 721 of the Internal Revenue Code (defined in the AHIT Valfre Agreements as the "Intended Tax Treatment"). More specifically, commencing on August 4, 2016, each Limited Partnership Interest shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into the number of fully paid and nonassessable shares of common stock in the Company on a 1:1 basis. AHIT Valfre may require any holder of a Limited Partnership Interest to convert each of his, her or its Limited Partnership Interest into the number of fully paid and nonassessable shares of common stock in the Company on August 4, 2016.

In order for Valfre, individually or collectively, to exercise its, his or her conversion rights, such holder shall deliver to the Company's Transfer Agent written notice in the same or similar form as Exhibit A attached to the AHIT Valfre Limited Liability Partnership Agreement. While Valfre holds the aforementioned option and the Company holding the aforementioned put option, the Company shall be allocated all net profits or losses of AHIT Valfre pursuant to the AHIT Valfre Limited Liability Partnership Agreement. As a result of closing on the AHIT Valfre Agreements, the Company acquired nine single family residences with a stated "Gross Asset Value," as defined in the AHIT Valfre Agreements, of $1,735,734 offset by debt service in the amount of $1,215,734 as of August 1, 2015. Although the Company is of the opinion that that the Registration Rights Agreement with the Limited Partners of AHIT Valfre precludes the registration of “Shares” or “Registrable Securities,” as defined under the Registration Rights Agreement, in the registration statement on Form S-11/A since the Limited Partners have not, and cannot until, at the earliest August 1, 2016, convert their limited partnership units into common shares in the Company, the Company, as General Partner, and the Limited Partners agreed on September 29, 2015 to toll any registration requirement, to the extent such a requirement exists in the first place, to December 31, 2015.  This tolling was subsequently ratified in a Second Amendment to Master Registration Rights Agreement on January 19, 2016.

In addition, Mr. Zarinegar and American Realty hold the property located at 4201 Martin Road in Las Vegas, Nevada as tenants-in-common. The note associated with the loan on this property is held by Citibank, which holds a deed in trust as collateral for Mr. Zarinegar's obligations. Mr. Zarinegar is the sole borrower on the note. A conflict of interest might arise to the extent Mr. Zarinegar defaults under the note or deed in trust; more specifically, to the extent Citibank exercises its rights under the deed-in-trust, American Realty could lose title to the property, which in turn would impact the value of the Company's stock, and if additional capital is needed in order to meet the note obligations, so American Realty does not lose its interest in the property, there would be dilution of all shares. Performance Realty authorized this tenancy in common as being in the best interests of American Realty.

Therefore, as of this filing, the Company has 58,810 shares of common stock issued and outstanding to American Realty, plus 1,000,000 shares to Sean Zarinegar, who controls Performance Realty and the Company, and 1,000,000 shares issued to Performance Realty. The related party transactions associated with ARP Borrower and ARP Borrower II are limited to serving as special purpose entities required of Firstkey under its credit facility guidelines. American Realty controls all aspects of these entities, and the Company is the sole member of American Realty. The Company is of the opinion that no conflict of interest exists as a result of these related party transactions. However, it is possible that a conflict of interest could arise to the extent any of these entities are required to take a position adverse from the other, such as in the context of any dispute with its lenders or in any dispute regarding the lender's collateral, or through the operation of law, such as in the case of an indemnitor and indemnitee.

ITEM 14. – PRINCIPAL ACCOUNTING FEES

Aggregate fees billed by the Company's principal accountants, MaloneBailey, LLP, for audit services and aggregate fees billed by Eskew & Associates, CPAs and REDW LLC, for tax preparation in the most recent two fiscal years, were as follows:

	FISCAL 2015	FISCAL 2014
Audit Fees (1)	$132,500	$20,000
Tax Fees (2) (Eskew & Associates)	$10,327	$21,718
(REDW LLC)	$3,300
Other Fees	$__	$__

(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by MaloneBailey, LLP, as well as the fees charged by MaloneBailey, LLP for such services. We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

 PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
31.1	Certification of the CEO and CFO Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for American Housing Income Trust, Inc. 10K for the Period Ended December 31, 2015
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

AMERICAN HOUSING INCOME TRUST, INC.

Date: March 30, 2016

By: /s/ Jeff Howard
Jeff Howard
Chief Executive Officer
President and Director
(Principal Executive Officer)

By: /s/ Sean Zarinegar
Sean Zarinegar
Chief Financial Officer
Treasurer

Chairman of the Board
(Principal Financial Officer)

-44-