Form 10-Q
period 2016-03-31
American Housing Income Trust, Inc.
filed 2016-05-16
CIK 1433821

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,565,417 shares of common stock issued and outstanding as of May 14, 2016.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

American Housing Income Trust, Inc.
Financial Statements
March 31, 2016 (Unaudited)

Contents

American Housing Income Trust, Inc.

March 31, 2016

American Housing Income Trust, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015

ASSETS

Investment in real estate:
Land	$ 5,470,964	$ 5,539,877
Building and improvements	3,541,626	3,680,502
	9,012,590	9,220,379
Less: accumulated depreciation	(245,953)	(223,450)
Investment in real estate, net	8,766,637	8,996,929
Cash	77,978	199,570
Other assets	178,268	221,033
Equipment, net	5,018	–

Total Assets	$ 9,027,901	$ 9,417,532

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$ 207,863	$ 88,210
Due to related parties	30,906	14,895
Prepaid rent received	33,723	39,598
Notes payable	4,250,190	4,271,665

Total Liabilities	4,522,682	4,414,368

Commitments (Note 14)

SHAREHOLDERS’ EQUITY

Preferred Stock, 9,980,000 shares authorized, $0.001 par value; no shares issued and outstanding (December 31, 2015 – no shares)	–	–
Preferred Stock – Series A, 20,000 shares authorized, $0.001 par value; no shares issued and outstanding (December 31, 2015 – no shares)	–	–
Common stock, 500,000,000 shares authorized, par value $0.01; 7,565,417 shares outstanding (December 31, 2015 – 7,566,815 shares)	75,654	75,668
Additional paid-in capital	12,681,311	12,390,239
Accumulated deficit	(8,783,650)	(7,994,647)

Total American Housing Income Trust, Inc.’s Shareholders’ Equity	3,973,315	4,471,260
Non-controlling interest	531,904	531,904

Total Shareholders’ Equity	4,505,219	5,003,164

Total Liabilities and Shareholders’ Equity	$ 9,027,901	$ 9,417,532

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

American Housing Income Trust, Inc.

Consolidated Statements of Operations

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015

Revenue
Rental revenues	$ 161,767	$ 87,159
Interest income	–	2,402
Other Income	133	500

Total revenue	161,900	90,061

Expenses
Depreciation	27,582	19,268
General and administrative	863,033	466,636
Interest expense	65,269	51,994
Acquisition expense	–	325,000

Total expenses	(955,884)	(862,898)

Net loss before gain on sale of properties	(793,984)	(772,837)

Gain on sale of properties	4,981	–
Net Loss	(789,003)	(772,837)
Net loss attributable to non-controlling interest	–	–
Net loss attributable to common stockholders	$ (789,003)	$ (772,837)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders	$ (0.10)	$ (0.19)

Weighted average shares outstanding – basic and diluted	7,565,432	4,130,644

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

American Housing Income Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Cash Flows from Operating Activities

Net loss	$ (789,003)	$ (772,837)

Items not affecting cash:
Depreciation	27,582	19,268
Stock-based compensation	291,058	–
Gain on sale of assets	(4,981)	–

Changes in operating assets and liabilities:
Accounts receivable	(50)	(3,200)
Prepaid expenses	42,815	(34,766)
Accounts payable	38,493	12,092
Accrued liabilities	81,160	3,241
Prepaid rent	(5,875)	(3,950)
Due to related parties	16,011	(87,839)

Net Cash Used In Operating Activities	(302,790)	(867,991)

Cash Flows from Investing Activities

Purchase of real estate properties and improvements	(3,411)	(522,733)
Proceeds from sale of real estate properties	211,200	–
Purchase of equipment	(5,116)	–

Net Cash Provided by (Used in) Investing Activities	202,673	(522,733)

Cash Flows from Financing Activities

Proceeds from the sale of common stock	–	1,216,502
Proceeds from notes payable	–	120,000
Repayment of notes payable	(21,475)	(9,819)

Net Cash (Used in) Provided by Financing Activities	(21,475)	1,326,683

Change in Cash	(121,592)	(64,041)

Cash – Beginning of Period	199,570	304,371

Cash – End of Period	$ 77,978	$ 240,330

Supplemental disclosures of cash flow information:
Interest paid	$ 65,269	$ 51,994
Income taxes paid	$ –	$ –

Non-cash investing and financing activities:
Notes payable issued with acquisition of real properties	$ –	$ 810,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

1.	Nature of Operations

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

On August 3, 2015, the Company, and Valfre Holdings, LLC, an Arizona limited liability company, and James A. Valfre and Pamela J. Valfre, f/k/a Pruitt (collectively, "Valfre") closed on the Company's acquisition of nine single family residences in Arizona through an umbrella limited liability partnership organized in Maryland called "AHIT Valfre, LLP" (“AHIT Valfre”). Pursuant to the AHIT Valfre Agreements, in consideration for the conveyance of the nine single family residences, which were acquired by AHIT Valfre “subject to” existing mortgages, AHIT Valfre issued limited partnership interests to Valfre. On April 8, 2016, AHIT Valfre completed its internal restructuring and the partners in AHIT Valfre restructured their respective interests in the partnership resulting in AHIT Valfre GP, LLC (“AHIT Valfre GP”) and AHIT Valfre Limiteds, LLC (“AHIT Valfre Limiteds”) serving as General Partner and Limited Partner respectively, of AHIT Valfre.

The Company is in the business of acquiring and operating residential properties. As of the date of this filing, the Company holds title to 47 residential properties and 1 commercial property.

2. Summary of Significant Accounting Policies

a) Basis of Presentation and Principles of Consolidation

These unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US”) and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2015 and 2014 contained in the Company’s Form 10-K filed on March 30, 2016.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown have been reflected herein.  The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the years ended December 31, 2015 and 2014 as reported in the Company's Form 10-K have been omitted.

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries ARP, and its subsidiary special purpose entities, ARP Pledgor, LLC, ARP Borrower, LLC, ARP Pledgor II, LLC, APR Borrower II, LLC and AHIT Valfre, LLP. All significant intercompany transaction and balances have been eliminated.

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

d) Non-controlling Interest

Limited partnership units in AHIT-Valfre that are not owned by the Company are presented as non-controlling interest in the equity section of our consolidated balance sheets.

Our limited partners do not have the right to share in the net income or losses of AHIT Valfre but have the right to convert all or part of their partnership units to common shares of the Company on a one-for-one basis following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling limited partnership units of AHIT Valfre for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption. As of March 31, 2016, there were 300,026 limited partnership units outstanding in AHIT Valfre.

e)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. During the three months ended March 31, 2016, the Company incurred a net loss of $789,003, and as at March 31, 2016, the Company has accumulated losses of $8,783,650 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been successful in raising cash through equity offerings in the past. The Company has financing efforts in place to continue to raise cash through equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity financing and reducing expenses. Although the Company has successfully completed financings in the past fiscal years, the Company cannot assure that the plans to address these matters in the future will be successful.

4.       Investment in Real Estate

	March 31, 2016	December 31, 2015

Cost of real estate properties	$ 9,012,590	$ 9,220,379
Accumulated depreciation	(245,953)	(223,450)

Balance at the end of the period	$ 8,766,637	$ 8,996,929

During the three month period ended March 31, 2016, the Company recorded depreciation expense of $27,582 (2014 - $19,268).

5.       Prepaid Rent Received

	March 31, 2016	December 31, 2015

Balance, beginning of period	$ 39,598	$ 7,450
Prepaid rent recognized as revenue during the period	(48,168)	(7,450)
Prepaid rent received during the period	42,293	39,598

Balance, end of period	$ 33,723	$ 39,598

6.       Related party transactions

a)       ARP has been advised and managed by Performance Realty Management, LLC (“PRM”), an Arizona limited liability company (the “Manager”). At the formation of ARP, ARP agreed to pay the Manager of ARP quarterly management fees equal to the greater of: (a) $120,000 on an annual basis, or (b) 1% of the total assets of ARP in consideration for the management services to be rendered to or on behalf of ARP by the Manager. On December 21, 2015, ARP amended its operating agreement with PRM and both parties agreed that the 1,000,000 shares previously issued to PRM represent the sole compensation due to PRM for serving as manager of ARP. As a result of the amendment, effective January 1, 2016, PRM started to serve as the Manager of ARP at no cost. During the three months ended March 31, 2016, the Company recorded management fees of $nil (2015 - $60,000). As at March 31, 2016, ARP is indebted to the Manager of ARP for $9,193 (December 31, 2015 – ARP is owed $2,455 from the Manager of ARP), which represents advances provided by the Manager of ARP for daily operations.

b)       On May 15, 2015, the Company entered into an Advisory Board Consulting and Compensation Agreement with a director of the Company pursuant to which the Company agreed to issue 1,000,000 shares of common stock to the director. In addition, the Company agreed to pay the director an annual fee equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. During the three months ended March 31, 2016, the Company recorded management fees of $18,276 (2015 - $nil). As at March 31, 2016, the Company is indebted to the director of the Company for $5,050 (December 31, 2015 - $3,050) which represents general and administrative expenses paid on behalf of the Company. The 1,000,000 shares of AHIT were issued on July 6, 2015. On February 25, 2016, the Company amended the Advisory Board Consulting and Compensation Agreement and the director agreed to serve on the Board of Directors at no cost.

c)       On February 25, 2016, the Company entered into an employment agreement with the CFO of the Company for a period of three years. The Company agreed to pay the CFO an annual salary equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. During the three months ended March 31, 2016, the Company recorded stock-based compensation of $291,058 (2015 - $nil) which is included in general and administrative expense.

d)       On March 18, 2016, the Company sold its interest in one of the Company’s properties to PRM for $211,201 and recognized a gain of $4,981 on sale of asset.

7.       Notes payable

	March 31, 2016 $	December 31, 2015 $

Mortgages payable on February 20, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	201,245	203,343
Promissory note payable on November 1, 2019, bearing interest at 5.371% per annum, collateralized by the real estate properties titled to ARP Borrower, LLC and 100% equity ownership in ARP Borrower, LLC. The note is also secured by the Company.	1,645,452	1,651,183
Promissory note payable on December 1, 2020, bearing interest at 5.88% per annum, collateralized by the real estate properties titled to ARP Borrower II, LLC and 100% equity ownership in ARP Borrower II, LLC.	965,188	968,000
Promissory note payable on May 27, 2016, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate property purchased with the loan	180,000	180,000
Promissory note payable on July 8, 2016, bearing interest at 18% per annum initially and at 12% per annum after four months, collateralized by a deed of trust on the real estate property purchased with the loan	80,000	80,000
Mortgage payable on April 1, 2018, bearing interest at 5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	16,571	18,861
Mortgage payable on July 1, 2029, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	90,664	91,943
Home Equity Line-of-credit, bearing interest at a variable interest rate, collateralized by a deed of trust on the real estate properties purchased with the loan	46,108	46,108
Mortgage payable on October 1, 2035, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	139,220	140,512
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	112,477	113,036
Mortgage payable on July 1, 2041, bearing interest at 5.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	273,612	274,905
Home Equity Line-of-credit, bearing interest at 8.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	34,337	34,484
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	131,707	132,362
Mortgage payable on December 1, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	110,099	111,168
Mortgage payable on January 1, 2022, bearing interest at 4.375% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	16,683	16,683
Mortgage payable on September 1, 2033, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	75,487	76,336
Home Equity Line-of-credit payable on January 13, 2040, bearing interest at 2.76% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	50,300	50,215
Mortgage payable on November 1, 2026, bearing interest at 4.5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	81,040	82,526

	4,250,190	4,271,665

The following table schedules the principal payments on the notes payable for the next five years and thereafter as of March 31, 2016:

Year	Amount
2016	$ 404,997
2017	90,343
2018	84,563
2019	1,639,388
2020	968,154
thereafter	1,062,745

Total	$ 4,250,190

At March 31, 2016, the weighted-average interest rate on short-term borrowings outstanding was 12.60%. The average amount of short-term borrowings during the three months ended March 31, 2016 was $85,111. The average interest on short-term borrowings during the three months ended March 31, 2016 was $10,726.

8.       Common Stock

a)       On January 1, 2016, the Company cancelled 1,398 shares of common stock due to rounding errors in share issuances from year ended December 31, 2015.

b)       During the three months ended March 31, 2016, the Company recognized stock-based compensation of $291,058 pursuant to the employment agreement as disclosed in Note 6(c) and is included in additional paid-in capital as at March 31, 2016.

9.       Single Family Residence Acquisitions

As of March 31, 2016, the Company owns 45 single family homes. The estimated useful life of the buildings and improvements related to these assets is 27 years. The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, aggregate net investment, and average investment for each home acquired.

MSA / Metro Division	Number of Homes	Aggregate Investment	Average Investment per Home
Arizona	42	$ 8,646,903	$ 205,877
Texas	3	365,686	121,895

Total and Weighted Average	45	$ 9,012,590	$ 200,280

The Company computes depreciation using the straight-line method over the estimated useful lives of 27 years for building cost. The Company makes this determination based on subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

10.    Commitments and Contingencies

Lease Agreements

The Company rents properties under non-cancellable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at March 31, 2016 through the end of their term, are as follows:

Fiscal Year 2016	$ 316,229
Fiscal Year 2017	50,845

Total	$ 367,074

Litigation

Other than the litigation identified herein, the Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company, which if determined unfavorably to the Company, would have a material adverse effect on the Company's consolidated financial position, consolidated results of operations, or consolidated cash flows. The Company is a defendant in a civil matter pending in San Joaqin County, California brought by a current shareholder – Ronald Trinchitella and Billie Jean Trinchitella TTEE Trinchitella Family Trust DTD 7/15/1999 (the “Trinchitella Case”). The plaintiff was a member in American Realty prior to the Share Exchange Agreement with the Company was effectuated. The plaintiff is seeking rescission damages against American Realty, i.e. a return of his investment, on the premise that Performance Realty was required to honor his demand for redemption of his units when, according to American Realty, honoring the redemption was at the sole discretion of Performance Realty. The Company is a defendant by virtue of its relationship with American Realty. The Company has denied all allegations and is defending the case.

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

11.    Subsequent Events

a)       On March 28, 2016, the Company entered into a Real Property Purchase Agreement whereby the Company purchased two properties and four parcels of land for a total consideration of $1,650,000 consisting of 722,883 shares of restricted common stock of the Company valued at $1,084,719 and the assumption of debt of $565,281. The debt of $565,281 includes a promissory note in the amount of $314,831 and a mortgage note in the amount of $250,450. The acquisition closed on April 11, 2016.

b)       On April 1, 2016, ARP entered into a promissory note for $300,000 bearing interest at 16% per annum. The note is due on October 1, 2016 and is collateralized by the two real estate properties titled to ARP.

c)       On April 4, 2016, the Board of Directors approved a Stock Repurchase Program. The Stock Repurchase Program shall be effective on April 5, 2016.  The Stock Repurchase Program expires on the earlier of November, 1, 2016 or a determination by the Board of Directors that the original conclusions and determinations by the Board of Directors in support of the Stock Repurchase Program are no longer valid or no longer consistent with the Company’s short-term and long-term objectives.

d)       On April 18, 2016, AHIT-Valfre closed its internal restructuring and the partners in AHIT-Valfre restructured their respective interests in the partnership resulting in AHIT-Valfre GP, LLC (“AHIT-Valfre GP”) and AHIT-Valfre Limiteds, LLC (“AHIT-Valfre Limiteds”) serving as General Partner and Limited Partner, respectively, of AHIT-Valfre.   On April 18, 2016, AHIT-Valfre closed the financing with FirstKey Mortgage, LLC (“FirstKey Mortgage”) and entered into a balloon note for $1,203,000, bearing interest at 6.07% per annum and due on May 1, 2021.  The note is collateralized by the real estate properties titled to AHIT-Valfre.  In addition, the Company has guaranteed the obligations of AHIT Valfre, and AHIT Valfre GP and AHIT Valfre Limiteds have provided guaranties and have pledged their interests in their respective entities to FirstKey Mortgage, LLC.  The proceeds from the balloon note were used to pay off mortgages previously assumed by AHIT-Valfre on August 3, 2015.

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

The Company is currently in the business of acquiring, renovating, rehabilitating and, in turn, renting single family residence. The Company intends on continuing with this business plan, but with the proceeds from the offering set forth in its pending registration statement on Form S-11/A, it intends on growing its portfolio, adding more diversity and independence to its Board of Directors, and securing more favorable terms on its debt service. The Company intends on operating as a REIT in 2016, and if it meets the qualifications of a REIT, the Company intends on complying with the dividend policy announced in its registration statement on Form S-11/A.

The Company currently operates through related-party/affiliate entities in holding title to those single family residences in its portfolio – American Realty, ARP Borrower, ARP Borrower II and AHIT Valfre, LLP, a limited liability partnership commonly referred to as an UPREIT, or operating umbrella partnership. The Company's commitment to raise additional capital, as set forth in the prospectus under its registration statement on Form S-11/A, underscores its intention of aggressively pursuing its short-term and long-term business plan. The Company believes it is still positioned to declare status as a real estate investment trust for tax year 2016. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

Results of Operations for the three months ended March 31, 2016 and 2015

The following table sets forth the summary income statement for the three month period ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	$161,900	$90,061
Operating Expense	$955,884	$862,898
Other Income	$4,981	$–
Net Loss	$(789,003)	$(772,837)

For the three months ended March 31, 2016 and 2015, we reported a net loss of $789,003 and $772,837, respectively. The change in net loss between the three months ended March 31, 2016 and 2015 was primarily attributable to the increase of $92,986 in operating expense offset by the increase of $71,837 in revenue. During the three months ended March 31, 2016, depreciation increased by $8,314, general and administrative expense increased by $396,397, interest expense increased by $13,275. The increase in operating expense is a result of increased professional and consulting fees incurred in relation to our reporting requirements as a public company and preparing the registration statement and stock-based compensation of $291,058 recognized during the three months ended March 31, 2016 in relation to shares issuable to the Company’s management pursuant to an employment agreement. The net increase of $396,397 in general and administrative expense is mainly related to the increase of $283,573 in management and consulting fees, $186,739 in professional fees, and offset by a decrease of $27,986 in overhead costs and a decrease of $47,467 in advertising and marketing costs. During the three months ended March 31, 2016, the Company recognized stock-based compensation of $291,058 pursuant to an employment agreement which is included in general and administrative expense.

Revenue - Rental revenue for the three months ended March 31, 2016, were $166,767, compared to $87,159 for the three months ended March 31, 2015. This resulted in an increase of approximately $79,608 or 91% from the comparable period. The increase in revenue is primarily a result of the Company having more rental properties rented out and generating revenue during the three months ended March 31, 2016 as compared to the same period in 2015.

Operating Expenses - Operating expenses for the three ended March 31, 2016, was $955,884, as compared to $862,898 for the three months ended March 31, 2015. The $92,986 increase is primarily attributable to the increase of $396,397 in general and administrative expense mainly related to the increase of $186,739 in professional fees, $283,573 in management fees, and offset by a decrease of $27,986 in overhead costs and $47,467 in advertising and marketing. The Company also incurred acquisition cost of $325,000 during the three months ended March 31, 2015 in relation to the reverse acquisition that closed on July 6, 2015. During the three months ended March 31, 2016, the Company recognized stock-based compensation of $291,058 pursuant to an employment agreement which is included in general and administrative expense.

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

Our long-term liquidity needs primarily of funds necessary to pay for the acquisition and maintenance of properties; non-recurring capital expenditures; interest and principal payments on our indebtedness; and general and administrative expenses. We seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, and property dispositions. We have financed our operations and acquisitions to date through the funding by members of our subsidiaries and third party loans, including the debt service identified above in the section titled "Description of Business."

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

Cash Flow Information

Net cash used for operating activities for the three months ended March 31, 2016 and 2015 was $302,790 and $867,991, respectively. The decrease in cash used in operating activities was primarily related to the increase in revenue and from the timing of payments of accounts payable and accrued liabilities and amounts due to related parties.

Net cash provided by investing activities for the three month ended March 31, 2016 was $202,673 as compared to $522,733 of net cash used in investing activities for the three months ended March 31, 2015. The change was due to the proceeds from sale of real estate properties of $211,200 during the three months ended March 31, 2016 as compared to $0 in the three months ended March 31, 2015. In addition, during the three months ended March 31, 2016, the Company spent $3,411 in improving existing rental properties as compared to $522,733 spent during the three months ended March 31, 2015 on purchase of real estate properties and improvements. The Company also purchased $5,116 of property and equipment during the three months ended March 31, 2016 as compared to $0 during the three months ended March 31, 2015.

Net cash used in all financing activities for the three months ended March 31, 2016 was $21,475 as compared to cash provided by financing activities of $1,326,683 for the three months ended March 31, 2015. The change was due to proceeds from sale of common stock of $1,216,502 during the three months ended March 31, 2015 as compared to $0 in the three months ended March 31, 2016, and proceeds from issuance of notes payable of $120,000 in the three months ended March 31, 2015 as compared to $0 in the three months ended March 31, 2016, offset by the repayment of notes payable of $9,819 in the three months ended March 31, 2015 as compared to $21,475 in the three months ended March 31, 2016.

Our estimated working capital requirement for the next 12 months is $350,000 with an estimated burn rate of $30,000 per month. As reflected in the accompanying financial statements, we had cash of $77,978 at March 31, 2016.

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

As described in Basis of Presentation in the Annual Report for fiscal year 2015, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth above, i.e. the Trinchitella Case, there are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

The Company incorporates by reference all prior disclosures for the period identified herein, more specifically, the following:

a) Form S-11/A filed on January 4, 2016, and as subsequently amended on January 20, 2016, February 26, 2016, April 6, 2016 and April 22, 2016;

b) Form 8-K filed on January 19, 2016 (Mutual Release Agreement with Tech Associates, Inc.);

c)    Form 8-K filed on February 25, 2016 (First Amended Advisory Board Consulting and Compensation Agreement and Employment Agreement for Sean Zarinegar); and

d)    Form 8-K filed on March 18, 2016 (Termination of Purchase and Sale Agreements with Empire Residential Opportunity Fund III, LLC and Empire Residential Opportunity Fund V, LLC, as disclosed on Form 8-K dated February 25, 2016).

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

Jeff Howard _____________________
American Housing Income Trust, Inc.
By: Jeff Howard
Its: Chief Executive Officer and President
Date: May 14, 2016

-23-