Form 10-Q/A
period 2015-09-30
American Housing Income Trust, Inc.
filed 2016-07-25
CIK 1433821

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,502,245 shares of common stock issued and outstanding as of November 13, 2015.

 Explanatory Note

This amended quarterly report on Form 10-Q for the quarter ended September 30, 2015 is being filed to clarify on the cover page that, at the time of filing and for the quarter ended September 30, 2015, the Company was not a shell company. The balance of the report remains unchanged.

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

Index

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

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Index

American Housing Income Trust, Inc.

Consolidated Statement of Shareholders' Equity (unaudited)

	Preferred Stock - Series A		Common stock		Additional			Total
	Shares	Amount	Shares	Amount	Paid-in	Accumulated	Non-controlling	Stockholders'
	#	$	#	$	Capital	Deficit	Interest	Deficit
Balance - December 31, 2014	-	-	3,797,305	$37,973	$ 8,762,612	$ (5,228,223)	$ -	$ 3,572,362
Reverse merger adjustment	-	-	116,394	1,164	(173,347)	-	-	(172,183)
Issuance of shares for cash	-	-	1,403,989	14,040	2,912,465	-	-	2,926,505
Issuance of shares in exchange for real estate properties	-	-	171,040	1,710	298,290	-	-	300,000
Issuance of shares for services	-	-	2,049,000	20,490	456,510	-	-	477,000
Issuance of limited partnership units of AHIT-Valfre, LP in exchange for real estate properties	-	-	-	-	-	-	531,904	531,904
Common stock issued for beneficial round up	-	-	110	1	(1)	-	-	-
Net loss	-	-	-	-	-	$ (2,291,653)	-	$ (2,291,653)
Balance - September 30, 2015	-	-	7,537,838	$ 75,378	$12,256,529	$ (7,519,876)	$ 531,904	$ 5,343,935

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Index

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
-Cash Flows from Financing Activities
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

Index

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

Index

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

Index

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

Index

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

During the nine months’ period ended September 30, 2015, the Company recorded depreciation expense of $68,469 (2014 - $60,955).

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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
Date: July 19, 2016