Form 10-Q
period 2016-06-30
American Housing Income Trust, Inc.
filed 2016-08-15
CIK 1433821

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

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

-1-

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,012,703 shares of common stock issued and outstanding as of August 15, 2016.

-2-

-3-

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

American Housing Income Trust, Inc.
Financial Statements
June 30, 2016 (Unaudited)

Contents

American Housing Income Trust, Inc.

June 30, 2016

 Index

Consolidated Balance Sheets (unaudited)	F-1
Consolidated Statements of Operations (unaudited)	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements (unaudited)	F-4

-4-

 American Housing Income Trust, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate:
Land	$6,510,384	$5,539,877
Building and improvements	4,156,708	3,680,502
	10,667,092	9,220,379
Less: accumulated depreciation	(283,624)	(223,450)
Investment in real estate, net	10,383,468	8,996,929
Cash	8,420	199,570
Accounts receivable	1,550	—
Other assets	213,213	221,033
Equipment, net	4,876	—
Total Assets	$10,611,527	$9,417,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$208,525	$88,210
Due to related parties	265,030	14,895
Prepaid rent received	23,853	39,598
Notes payable	5,126,657	4,271,665
Total Liabilities	5,624,065	4,414,368
Commitments (Note 10)

SHAREHOLDERS’ EQUITY
Preferred Stock, 9,980,000 shares authorized, $0.001 par value; no shares issued and outstanding (December 31, 2015 – no shares)	—	—
Preferred Stock – Series A, 20,000 shares authorized, $0.001 par value; no shares issued and outstanding (December 31, 2015 – no shares)	—	—
Common stock, 500,000,000 shares authorized, par value $0.01; 8,288,301 shares outstanding (December 31, 2015 – 7,566,815 shares)	82,883	75,668
Additional paid-in capital	15,109,807	12,390,239
Accumulated deficit	(10,737,132)	(7,994,647)

Total American Housing Income Trust, Inc.’s Shareholders’ Equity	4,455,558	4,471,260
Non-controlling interest	531,904	531,904
Total Shareholders’ Equity	4,987,462	5,003,164
Total Liabilities and Shareholders’ Equity	$10,611,527	$9,417,532

American Housing Income Trust, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenue
Rental revenues	$165,615	$101,285	$327,382	$188,444
Interest income	—	2,400	—	4,802
Other Income	—	—	133	500

Total revenue	165,615	103,685	327,515	193,746

Expenses
Depreciation	37,813	21,013	65,395	40,281
General and administrative	1,951,065	486,724	2,814,098	953,360
Interest expense	130,219	61,970	195,488	113,964
Acquisition expense	—	—	—	325,000

Total expenses	(2,119,097)	(569,707)	(3,074,981)	(1,432,605)

Net loss before gain on sale of properties	(1,953,482)	(466,022)	(2,747,466)	(1,238,859)

Gain on sale of properties	—	71,293	4,981	71,293

Net Loss	(1,953,482)	(394,729)	(2,742,485)	(1,167,566)

Net loss attributable to non-controlling interest	—	—	—	—

Net loss attributable to common stockholders	$(1,953,482)	$(394,729)	$(2,742,485)	$(1,167,566)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders	$(0.24)	$(0.09)	$(0.35)	$(0.27)

Weighted average shares outstanding – basic and diluted	8,200,919	4,621,365	7,883,175	4,380,037

American Housing Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Cash Flows from Operating Activities
Net loss	$(2,742,485)	$(1,167,566)
Items not affecting cash:
Depreciation	65,395	40,281
Stock-based compensation	1,641,058	—
Gain on sale of assets	(4,981)	(71,293)
Changes in operating assets and liabilities:
Accounts receivable	(1,550)	(1,340)
Due from related parties	—	(134,578)
Prepaid expenses	7,820	17,345
Accounts payable	60,260	18,003
Accrued liabilities	60,054	5,541
Prepaid rent	(15,745)	2,950
Due to related parties	(8,330)	(9,640)
Net Cash Used In Operating Activities	(938,504)	(1,300,297)
Cash Flows from Investing Activities
Purchase of real estate properties and improvements	(8,432)	(898,660)
Proceeds from sale of real estate properties	211,200	111,000
Purchase of equipment	(5,116)	—

Net Cash Provided by (Used in) Investing Activities	197,652	(787,660)
Cash Flows from Financing Activities
Proceeds from the sale of common stock	—	1,809,503
Advances from related parties, net	258,465	—
Proceeds from notes payable	325,232	120,000
Repayment of notes payable	(33,995)	(15,722)

Net Cash Provided by Financing Activities	549,702	1,913,781
Change in Cash	(191,150)	(174,176)
Cash – Beginning of Period	199,570	304,371
Cash – End of Period	$8,420	$130,195

Supplemental disclosures of cash flow information:
Interest paid	$134,485	$113,964
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Stock issued for acquisition of real properties	$1,085,726	$300,000
Notes payable issued with acquisition of real properties	$563,755	$990,000
Notes payable settled from sale of real properties	$—	$350,000

1.	Nature of Operations

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

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries ARP, and its subsidiary special purpose entities, ARP Pledgor, LLC, ARP Borrower, LLC, ARP Pledgor II, LLC, APR Borrower II, LLC, AHIT Valfre, LLP and AHIT Valfre GP, LLC. All significant intercompany transaction and balances have been eliminated.

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

Our limited partners do not have the right to share in the net income or losses of AHIT Valfre but have the right to convert all or part of their partnership units to common shares of the Company on a one-for-one basis following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling limited partnership units of AHIT Valfre for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption. As of June 30, 2016, there were 300,026 limited partnership units outstanding in AHIT Valfre.

e)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases.  This ASU is based on the principle that entities should recognize assets and liabilities arising from leases.  The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard.  Leases are classified as finance or operating.  The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements.  Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less.  Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard.  In addition, the ASU expands the disclosure requirements of lease arrangements.  Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients.  The effective date will be the first quarter of fiscal year 2019 with early adoption permitted.  Management continues to assess the overall impact the adoption of ASU 2016-02 will have on the Company’s financial statements

3.	Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. During the six months ended June 30, 2016, the Company incurred a net loss of $2,742,485, and as at June 30, 2016, the Company has accumulated losses of $10,737,132 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been successful in raising cash through equity offerings in the past. The Company has financing efforts in place to continue to raise cash through equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity financing and reducing expenses. Although the Company has successfully completed financings in the past fiscal years, the Company cannot assure that the plans to address these matters in the future will be successful.

4.       Investment in Real Estate

	June 30, 2016	December 31, 2015

Cost of real estate properties	$10,667,092	$9,220,379
Accumulated depreciation	(283,624)	(223,450)

Balance at the end of the period	$10,383,468	$8,996,929

On April 11, 2016, the Company purchased two single family homes and two parcels of land for the purchase price of $1,650,000. Consideration given for the purchase consisted of 722,883 shares of common stock issued worth $1,085,726, the assumption of debt totaling to $563,755 and cash paid of $519. Of the $1,650,000 purchase price for the real estate, $1,039,420 was allocated to land and $610,580 was allocated to buildings.

During the six month period ended June 30, 2016, the Company recorded depreciation expense of $65,155 (2015 - $40,281).

5.	Prepaid Rent Received

	June 30, 2016	December 31, 2015

Balance, beginning of period	$39,598	$7,450
Prepaid rent recognized as revenue during the period	(90,555)	(7,450)
Prepaid rent received during the period	74,810	39,598

Balance, end of period	$23,853	$39,598

6.	Related party transactions

a)   ARP has been advised and managed by Performance Realty Management, LLC (“PRM”), an Arizona limited liability company (the “Manager”). At the formation of ARP, ARP agreed to pay the Manager of ARP quarterly management fees equal to the greater of: (a) $120,000 on an annual basis, or (b) 1% of the total assets of ARP in consideration for the management services to be rendered to or on behalf of ARP by the Manager. Commencing January 1, 2016, PRM started to serve as the Manager of ARP at no cost. During the six months ended June 30, 2016, the Company recorded management fees of $nil (2015 - $60,000). As at June 30, 2016, ARP is indebted to the Manager of ARP for $192,914 (December 31, 2015 – ARP is owed $2,455 from the Manager of ARP), which represents advances provided by the Manager of ARP for daily operations. The amount due is unsecured, non-interest bearing and due on demand.

b)   On May 15, 2015, the Company entered into an Advisory Board Consulting and Compensation Agreement with a director of the Company pursuant to which the Company agreed to issue 1,000,000 shares of common stock to the director. In addition, the Company agreed to pay the director an annual fee equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. During the six months ended June 30, 2016, the Company recorded management fees of $18,276 (2015 - $nil). The 1,000,000 shares of AHIT were issued on July 6, 2015. On February 25, 2016, the Company amended the Advisory Board Consulting and Compensation Agreement and the director agreed to serve on the Board of Directors at no cost.

 c)  On February 25, 2016, the Company entered into an employment agreement with the CFO of the Company for a period of three years. The Company agreed to pay the CFO an annual salary equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. During the six months ended June 30, 2016, the Company recorded stock-based compensation of $1,041,058 (2015 - $nil), which is included in general and administrative expense.

d)    As of June 30, 2016, the Company is indebted to the CFO of the Company, and a company owned by the CFO of the Company, for a net $68,551 (December 31, 2015 - $3,050), which represents advances of $65,551 made to the Company by the CFO and $3,000 of management fees owed to the CFO. The amount due is unsecured, non-interest bearing and due on demand.

e)    As of June 30, 2016, the Company is indebted to the Chief Executive Officer of the Company (the “CEO”) for a net of $11,158 (December 31, 2015 - $14,164), which represents $16,158 of management fees owed to the CEO and a $5,000 advance provided to the CEO for travel and general and administrative expenses. The amount due is unsecured, non-interest bearing and due on demand.

f)    As of June 30, 2016, the Company is owed $7,729 (December 31, 2015 - $nil) from the limited partner of AHIT Valfre, LLP, which represents refunds received on behalf of the Company from mortgage companies. On July 5, 2016, the Company received the total amount owed. In addition, the Company owed $136 to the limited partner of AHIT Valfre, LLP for repair expenses paid on behalf of the Company.

g)	On March 18, 2016, the Company sold its interest in one of the Company’s properties to PRM for $211,200 and recognized a gain of $4,981 on sale of asset.

7.       Notes payable

	June 30, 2016 $	December 31, 2015 $

Mortgages payable on February 20, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan.	199,159	203,343
Promissory note payable on November 1, 2019, bearing interest at 5.371% per annum, collateralized by the real estate properties titled to ARP Borrower, LLC and 100% equity ownership in ARP Borrower, LLC. The note is also secured by the Company.	1,639,885	1,651,183
Promissory note payable on December 1, 2020, bearing interest at 5.88% per annum, collateralized by the real estate properties titled to ARP Borrower II, LLC and 100% equity ownership in ARP Borrower II, LLC.	962,490	968,000
Promissory note payable on May 27, 2016, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate property purchased with the loan. The maturity date was extended to November 27, 2016 subsequent to June 30, 2016. Refer to Note 11(f).	180,000	180,000
Promissory note payable on July 8, 2016, bearing interest at 18% per annum initially and at 12% per annum after four months, collateralized by a deed of trust on the real estate property purchased with the loan. The maturity date was extended to July 7, 2017 subsequent to June 30, 2016. Refer to Note 11(b).	80,000	80,000
Promissory note payable on October 1, 2016, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate properties titled to ARP.	300,000	—
Promissory note payable on April 1, 2021, bearing interest at 10% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan.	314,831	—
Mortgage payable on October 1, 2053, bearing interest at 2% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan.	247,671	—
Promissory note payable on May 1, 2021, bearing interest at 6.07% per annum, collateralized by the real estate properties titled to AHIT Valfre, LLP and ARP Borrower, LLC.	1,202,621	—

Mortgage payable on April 1, 2018, bearing interest at 5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	18,861
Mortgage payable on July 1, 2029, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	91,943

Home Equity Line-of-credit, bearing interest at a variable interest rate, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	46,108
Mortgage payable on October 1, 2035, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	140,512
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	113,036
Mortgage payable on July 1, 2041, bearing interest at 5.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	274,905
Home Equity Line-of-credit, bearing interest at 8.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	34,484
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	132,362
Mortgage payable on December 1, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	111,168
Mortgage payable on January 1, 2022, bearing interest at 4.375% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	16,683
Mortgage payable on September 1, 2033, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	76,336
Home Equity Line-of-credit payable on January 13, 2040, bearing interest at 2.76% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	50,215
Mortgage payable on November 1, 2026, bearing interest at 4.5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. The note was refinanced on April 18, 2016. Refer to disclosure below.	—	82,526

	5,126,657	4,271,665

On April 18, 2016, AHIT-Valfre closed financing with FirstKey Mortgage, LLC and entered into a balloon note for approximately $1,203,000, bearing interest at 6.07% per annum and due on May 1,2012. The note is collateralized by the real estate properties titled to AHIT Valfre. The proceeds from the balloon note were used to pay off mortgages previously assumed by AHIT-Valfre on August 3, 2015.

The following table schedules the principal payments on the notes payable for the next five years and thereafter as of June 30, 2016:

Year	Amount
2016	$589,736
2017	62,892
2018	66,253
2019	1,620,580
2020	948,641
thereafter	1,838,555

Total	$5,126,657

At June 30, 2016, the weighted-average interest rate on short-term borrowings outstanding was 15.43%. The average amount of short-term borrowings during the six months ended June 30, 2016 was $186,667. The average interest on short-term borrowings during the six months ended June 30, 2016 was $10,551.

8.       Common Stock

a)	On January 1, 2016, the Company cancelled 1,398 shares of common stock due to rounding errors in share issuances from year ended December 31, 2015.

b)	During the six months ended June 30, 2016, the Company recognized stock-based compensation of $1,641,058 pursuant to the employment agreements as disclosed in Notes 6(c) and 10. The fair value of $1,641,058 is included in additional paid-in capital as at June 30, 2016.

c)	On April 11, 2016, the Company issued 722,883 shares of restricted common stock of the Company with a fair value of $1,085,726 in exchange for real estate properties.

d)	On April 4, 2016, the Board of Directors approved a Stock Repurchase Program. The Stock Repurchase Program became effective on April 5, 2016 and will allow the Company to repurchase up to $2,000,000 of its common stock. The Stock Repurchase Program expires on the earlier of November, 1, 2016 or a determination by the Board of Directors that the original conclusions and determinations by the Board of Directors in support of the Stock Repurchase Program are no longer valid or no longer consistent with the Company’s short-term and long-term objectives. As of June 30, 2016, the Company had not repurchased any shares as part of the Stock Repurchase Program.

9.       Single Family Residence Acquisitions

As of June 30, 2016, the Company owns 48 single family homes. The estimated useful life of the buildings and improvements related to these assets is 27 years. The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, aggregate net investment, and average investment for each home acquired.

MSA / Metro Division	Number of Homes	Aggregate Investment	Average Investment per Home
Arizona	42	$8,651,406	$205,986
California	3	1,650,000	550,000
Texas	3	365,686	121,895

Total and Weighted Average	48	$10,667,092	$222,231

The Company computes depreciation using the straight-line method over the estimated useful lives of 27 years for building cost. The Company makes this determination based on subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

10.    Commitments and Contingencies

Employment Agreements

On April 15, 2016, the Company entered into employment agreements with two individuals for a term of one year. The Company agreed to issue an aggregate 200,000 restricted shares as compensation and weekly monetary compensation that is on par with the value of the services provided employees.

Lease Agreements

The Company rents properties under non-cancellable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at June 30, 2016 through the end of their term, are as follows:

Fiscal Year 2016	$253,273
Fiscal Year 2017	122,021
Fiscal Year 2018	10,350
Fiscal Year 2019	2,913

Total	$388,557

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

a)   The Company is a defendant in a civil matter pending in San Joaqin County, California brought by a current shareholder – Ronald Trinchitella and Billie Jean Trinchitella TTEE Trinchitella Family Trust DTD 7/15/1999. The plaintiff was a member in American Realty prior to the Share Exchange Agreement with the Company was effectuated. The plaintiff is seeking rescission damages against American Realty, i.e. a return of his investment, on the premise that Performance Realty was required to honor his demand for redemption of his units when, according to American Realty, honoring the redemption was at the sole discretion of Performance Realty. The Company is a defendant by virtue of its relationship with American Realty. The Company has denied all allegations and is defending the case.

b)	The Company is a defendant in a civil matter pending in Maricopa county, Arizona brought by a current shareholder – Raymond and Winne Yule. The plaintiff was a member in American Realty prior to the Share Exchange Agreement with the Company was effectuated. The plaintiff alleges that American Realty promised a particular real estate investment strategy and were assured a certain rate of return. The plaintiff alleges that American Realty failed in these matters and seeks an unspecified claim for damages. The Company has denied all allegations and is defending the case.

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

a)   Subsequent to June 30, 2016, the Company received proceeds of $166,500 pursuant to stock subscription agreements, whereby the Company sold 55,503 shares of common stock of the Company at $3.00 per share.

b)   Effective July 8, 2016, the deed of trust and $80,000 promissory note owed by the Company was amended such that the maturity date was extended from July 8, 2016 to July 8, 2017. Commencing July 8, 2016, the promissory note will bear interest 18% per annum initially and then 12% per annum after four months.

 c)  Effective July 13, 2016, the Company entered into the Master UPREIT Formation Agreement with Northern NM Properties, LLC (“Northern”), a New Mexico limited liability company, resulting in the formation of AHIT Northern NM Properties, LLP (“AHIT Northern”), a Maryland limited liability partnership. The Company is the General Partner of the limited liability partnership. AHIT Northern is intended to serve as an umbrella partnership real estate investment trust, commonly referred to as an “UPREIT”. Upon closing, AHIT Northern will acquire from the Northern limited partners, six single family residences, four apartments and sixteen mobile homes spaces (the “Homes”) located in New Mexico in exchange for a total consideration of approximately $1,333,000 consisting of 500,614 common units in the UPREIT valued at approximately $1,126,381, which carry with them certain option rights into shares of common stock in the Company, and the assumption of certain mortgage notes totaling to approximately $206,619. In addition, the Company agreed to retain the designee of the Limited Partner to serve as property manager of the Homes during the period from the closing of the transaction to the exercise of the conversion option. In consideration for the property management services, the Limited Partner or its designee shall receive a property management fee equal to a mutually agreeable yearly fee based on a good faith analysis of net profits from the operation of the partnership for the year, but under no circumstances in excess of $120,000. The agreement closed on August 2, 2016.

d)	On July 15, 2016, the Company entered into an Employment Agreement with the Vice President of the Company for a term of one year. In addition to a $30,000 signing bonus, the Company issued 25,000 restricted shares as compensation and bi-weekly monetary compensation that is on par with the value of the services provided by the Vice President.

e)   On July 15 and 21, 2016, the Company entered into two Board Director Agreements whereby the Company agreed to issue an aggregate of 20,000 shares of common stock to the two Directors.

f)	Effective July 18, 2016, the $180,000 promissory note owed by the Company was amended to extend the maturity date for another six months.

g)	Subsequent to June 30, 2016, the Company issued 200,000 shares to two employees pursuant to the employment agreements as disclosed in Note 10.

h)	Subsequent to June 30, 2016, the Company issued 439,401 shares of common stock to the CFO of the Company pursuant to the employment agreement as disclosed in Note 6(c).

i)	Subsequent to June 30, 2016, the Company issued 25,000 shares of common stock to an employee for services rendered.

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

Results of Operations for the three and six months ended June 30, 2016 and 2015

The following table sets forth the summary income statement for the three and six month period ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$165,615	$103,685	$327,515	$193,746
Operating Expense	$2,119,097	$569,707	$3,074,981	$1,432,605
Other Income	$—	$71,293	$4,981	$71,293
Net Loss	$(1,953,482)	$(394,729)	$(2,742,485)	$(1,167,566)

For the three months ended June 30, 2016 and 2015, we reported a net loss of $1,953,482 and $394,729, respectively. The change in net loss between the three months ended June 30, 2016 and 2015 was primarily attributable to the increase of $1,549,390 in operating expense offset by the increase of $61,930 in revenue. During the three months ended June 30, 2016, depreciation increased by $16,800, general and administrative expense increased by $1,464,341, interest expense increased by $68,249. The increase in operating expense is a result of increased professional and consulting fees incurred in relation to our reporting requirements as a public company and preparing the registration statement and stock-based compensation of $1,350,000 recognized during the three months ended June 30, 2016 in relation to shares issuable to the Company’s management pursuant to an employment agreement. The net increase of $1,464,341 in general and administrative expense is mainly related to the increase of $1,337,736 in management and consulting fees, $61,082 in professional fees, $49,390 in advertising and marketing costs, $37,325 in overhead costs, $38,574 in rental property expenses, and offset by a decrease of $10,003 in refinancing costs and a decrease of $49,763 in sales expense. During the three months ended June 30, 2016, the Company recognized stock-based compensation of $1,350,000 pursuant to three employment agreements. The fair value of $1,350,000 is included in general and administrative expense.

For the six months ended June 30, 2016 and 2015, we reported a net loss of $2,742,485 and $1,167,566, respectively. The change in net loss between the six months ended June 30, 2016 and 2015 was primarily attributable to the increase of $1,642,376 in operating expense offset by the increase of $133,769 in revenue. During the six months ended June 30, 2016, depreciation increased by $25,114, general and administrative expense increased by $1,860,738, interest expense increased by $81,524. The increase in operating expense is a result of increased professional and consulting fees incurred in relation to our reporting requirements as a public company and preparing the registration statement and stock-based compensation of $1,641,058 recognized during the six months ended June 30, 2016 in relation to shares issuable to the Company’s management pursuant to three employment agreements. The net increase of $1,860,738 in general and administrative expense is mainly related to the increase of $1,621,309 in management and consulting fees, $247,821 in professional fees, $10,467 in overhead costs and $38,985 in rental property expenses and $1,922 in advertising and marketing costs and offset by a decrease of $10,003 in refinancing costs and a decrease of $49,763 in sales expenses. During the six months ended June 30, 2016, the Company recognized stock-based compensation of $1,641,058 pursuant to an employment agreement. The fair value of $1,641,058 is included in general and administrative expense.

Revenue - Net sales for the three months ended June 30, 2016, were $165,615, compared to $103,685 for the three months ended June 30, 2015. This resulted in an increase of approximately $61,930 or 60% from the comparable period. The increase in revenue is primarily a result of the Company having more rental properties rented out and generating revenue during the six months ended June 30, 2016 as compared to the same period in 2015.

Revenue - Net sales for the six months ended June 30, 2016, were $327,515, compared to $193,746 for the six months ended June 30, 2015. This resulted in an increase of approximately $133,769 or 69% from the comparable period. The increase in revenue is primarily a result of the Company having more rental properties rented out and generating revenue during the six months ended June 30, 2016 as compared to the same period in 2015.

Operating Expenses - Operating expenses for the three months ended June 30, 2016, was $2,119,097, as compared to $569,707 for the three months ended June 30, 2015. The $1,549,390 increase is primarily attributable to the increase of $1,464,341 in general and administrative expense which is mainly related to the increase of $1,337,736 in management and consulting fees, $61,082 in professional fees, $49,390 in advertising and marketing costs, $38,453 in overhead costs, $38,574 in rental property expenses, and offset by a decrease of $10,003 in refinancing costs and a decrease of $49,763 in sales expense. During the three months ended June 30, 2016, the Company recognized stock-based compensation of $1,350,000 pursuant to three employment agreements. The fair value of $1,350,000 is included in general and administrative expense.

Operating Expenses - Operating expenses for the six months ended June 30, 2016, was $3,074,981, as compared to $1,432,605 for the six months ended June 30, 2015. The $1,642,376 increase is primarily attributable to the increase of $1,860,738 in general and administrative expense which is mainly related to the increase of $1,621,309 in management and consulting fees, $247,821 in professional fees, $10,467 in overhead costs and $38,985 in rental property expenses and $1,922 in advertising and marketing costs and offset by a decrease of $10,003 in refinancing costs and a decrease of $49,763 in sales expenses. The Company also incurred acquisition cost of $325,000 during the six months ended June 30, 2015 in relation to the reverse acquisition that closed on July 6, 2015. During the six months ended June 30, 2016, the Company recognized stock-based compensation of $1,641,058 pursuant to an employment agreement. The fair value of $1,641,058 is included in general and administrative expense.

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

Cash Flow Information

Net cash used for operating activities for the six months ended June 30, 2016 and 2015 was $938,504 and $1,300,297, respectively. The decrease in cash used in operating activities was primarily related to the increase in revenue and from the timing of payments of accounts payable and accrued liabilities and amounts due to related parties.

Net cash provided by investing activities for the six month ended June 30, 2016 was $197,652 as compared to $787,660 of net cash used in investing activities for the six months ended June 30, 2015. The change was due to the proceeds from sale of real estate properties of $211,200 during the six months ended June 30, 2016 as compared to $111,000 in the six months ended June 30, 2015. In addition, during the six months ended June 30, 2016, the Company spent $8,432 in improving existing rental properties as compared to $898,660 spent during the six months ended June 30, 2015 on purchase of real estate properties and improvements. The Company also purchased $5,116 of property and equipment during the six months ended June 30, 2016 as compared to $0 during the six months ended June 30, 2015.

Net cash used in all financing activities for the six months ended June 30, 2016 was $549,702 as compared to cash provided by financing activities of $1,913,781 for the six months ended June 30, 2015. The change was due to proceeds from sale of common stock of $1,809,503 during the six months ended June 30, 2015 as compared to $0 in the six months ended June 30, 2016, and proceeds from issuance of notes payable of $120,000 in the six months ended June 30, 2015 as compared to $325,232 in the six months ended June 30, 2016, offset by the repayment of notes payable of $15,722 in the six months ended June 30, 2015 as compared to $33,995 in the six months ended June 30, 2016. The Company also received net advance from related parties of $258,465 during the six months ended June 30, 2016 as compared to zero in the six months ended June 30, 2015.

Our estimated working capital requirement for the next 12 months is $1,330,000 with an estimated burn rate of $111,000 per month. As reflected in the accompanying financial statements, we had cash of $8,420 at June 30, 2016.

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

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None as required under Item 103 of Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

The Company incorporates by reference all prior disclosures for the period identified herein, more specifically, the following:

a)  Form S-11/A filed on April 6, 2016, and as subsequently amended on May 27, 2016, June 16, 2016, June 20, 2016 and effective as of June 23, 2016;

b) Form 8-K filed on April 4, 2016 (Stock Repurchase Program);

c)  Form 8-K filed on April 11, 2016 (Manley Purchase Agreement); and

d)  Form 8-K filed on April 18, 2016 (Disclosure of AHIT Valfre, LLP restructuring and financing agreement with agreement with FirstKey Mortgage, LLC).

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
Date: August 15, 2016

