Form 10-Q
period 2016-09-30
American Housing Income Trust, Inc.
filed 2016-11-15
CIK 1433821

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,172,407shares of common stock issued and outstanding as of September 30, 2016.

[Table of Contents]

[Table of Contents]

American Housing Income Trust, Inc.

September 30, 2016

Financials Index

[Table of Contents]

American Housing Income Trust, Inc.

Consolidated Balance Sheets

(unaudited)

	September 30, 2016	December 31, 2015

ASSETS

Investment in real estate:
Land	$ 6,840,848	$ 5,539,877
Building and improvements	5,173,719	3,680,502
	12,014,567	9,220,379
Less: accumulated depreciation	(327,728)	(223,450)
Investment in real estate, net	11,686,839	8,996,929
Cash	90,646	199,570
Accounts receivable	6,188	–
Other assets	263,891	221,033
Equipment, net	4,734	–

Total Assets	$ 12,052,298	$ 9,417,532

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$ 240,537	$ 88,210
Due to related parties	436,372	14,895
Note payable - related party	75,809	-
Prepaid rent received	23,838	39,598
Notes payable	5,236,792	4,271,665

Total Liabilities	6,013,348	4,414,368

Commitments (Note 10)

SHAREHOLDERS’ EQUITY

Preferred Stock, 9,980,000 shares authorized, $0.001 par value; no shares issued and outstanding (December 31, 2015 – no shares)	–	–
Preferred Stock – Series A, 20,000 shares authorized, $0.001 par value; no shares issued and outstanding (December 31, 2015 – no shares)	–	–
Common stock, 500,000,000 shares authorized, par value $0.01; 9,191,907 shares outstanding (December 31, 2015 – 7,566,815 shares)	91,919	75,668
Additional paid-in capital	16,570,371	12,390,239
Accumulated deficit	(12,285,258)	(7,994,647)

Total American Housing Income Trust, Inc.’s Shareholders’ Equity	4,377,032	4,471,260
Non-controlling interest	1,661,918	531,904

Total Shareholders’ Equity	6,038,950	5,003,164

Total Liabilities and Shareholders’ Equity	$ 12,052,298	$ 9,417,532

(The accompanying notes are an integral part of these

unaudited consolidated financial statements)

[Financial Index]

American Housing Income Trust, Inc.

Consolidated Statements of Operations

(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue
Rental revenues	$ 175,695	$ 124,247	$ 503,077	$ 312,691
Interest income	–	2,400	–	7,202
Other income	–	6,797	133	7,297

Total revenue	175,695	133,444	503,210	327,190

Expenses
Depreciation	44,247	28,189	109,642	68,469
General and administrative	1,588,536	1,143,678	4,402,634	2,097,037
Interest expense	91,038	85,666	286,526	199,630
Acquisition expense	–	–	–	325,000

Total expenses	(1,723,821)	(1,257,533)	(4,798,802)	(2,690,136)

Net loss before gain on sale of properties	(1,548,126)	(1,124,089)	(4,295,592)	(2,362,946)

Gain on sale of properties	–	–	4,981	71,293

Net loss	(1,548,126)	(1,124,089)	(4,290,611)	(2,291,653)

Net loss attributable to non-controlling interest	–	–	–	–

Net loss attributable to common stockholders	$ (1,548,126)	$ (1,124,089)	$ (4,290,611)	$ (2,291,653)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders	$ (0.18)	$ (0.17)	$ (0.52)	$ (0.45)

Weighted average shares outstanding – basic and diluted	8,844,605	6,488,000	8,206,447	5,131,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

[Financial Index]

American Housing Income Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Cash Flows from Operating Activities

Net loss	$ (4,290,611)	$ (2,291,653)

Items not affecting cash:
Depreciation	109,642	68,469
Stock-based compensation	2,601,058	477,000
Gain on sale of assets	(4,981)	(71,293)
Gain on forgiveness of accounts payable	(8,088)	-

Changes in operating assets and liabilities:
Accounts receivable	(6,188)	–
Prepaid expenses	(41,569)	(69,492)
Accounts payable	77,791	23,152
Accrued liabilities	82,624	21,135
Prepaid rent	(15,760)	25,023
Due to related parties	(4,297)	(151,852)

Net Cash Used In Operating Activities	(1,500,379)	(1,969,511)

Cash Flows from Investing Activities

Purchase of real estate properties and improvements	(22,908)	(1,033,106)
Proceeds from sale of real estate properties	211,200	111,000
Purchase of equipment	(5,116)	–

Net Cash Provided lby (Used in) Investing Activities	183,176	(922,106)

Cash Flows from Financing Activities

Proceeds from the sale of common stock	509,600	2,926,505
Advances from related parties net	425,774	-
Proceeds from notes payable	325,232	120,000
Repayment of notes payable	(52,327)	(34,575)

Net Cash Provided by Financing Activities	1,208,279	3,011,930

Change in Cash	(108,924)	120,313

Cash – Beginning of Period	199,570	304,371

Cash – End of Period	$ 90,646	$ 424,684

Supplemental disclosures of cash flow information:
Interest paid	$ 216,815	$ 199,630
Income taxes paid	$ –	$ –

Non-cash investing and financing activities:
Stock issued for acquisition of real properties	$ 1,085,726	$ 300,000
Notes payable issued with acquisition of real properties	$ 691,155	$ 2,445,648
Related party notes payable issued acquisition of real property	$ 76,876	$ –
Notes payable settled from sale of real properties	$ –	$ 350,000
Issuance of limited partnership units in exchange for real estate properties	$ 1,130,014	$ 531,904
Reverse merger adjustment	$ –	$ 172,183

[Financial Index]

American Housing Income Trust, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

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

On August 2, 2016, the Company, and Northern New Mexico Properties, LLC, a New Mexico limited liability company closed on the Company’s acquisition of six single family residences, four apartments and sixteen mobile homes spaces located in New Mexico through an umbrella limited liability partnership organized in Maryland called “AHIT Northern NM Properties, LLP” (“AHIT NNMP). Pursuant to the AHIT NNMP Agreements, in consideration for the conveyance of the six single family residences, four apartments and sixteen mobile homes spaces, which were acquired by AHIT NNMP “subject to” existing mortgages, AHIT NNMP issued limited partnership interests to Northern New Mexico Properties, LLC.

The Company is in the business of acquiring and operating residential properties. As of the date of this filing, the Company holds title to 54 residential properties and 1 commercial property.

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

[Financial Index]

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries ARP, and its subsidiary special purpose entities, ARP Pledgor, LLC, ARP Borrower, LLC, ARP Pledgor II, LLC, APR Borrower II, LLC, AHIT Valfre, LLP, AHIT Valfre GP, LLC and AHIT NNMP, LLP. All significant intercompany transaction and balances have been eliminated.

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

[Financial Index]

d)   Non-controlling Interest

Limited partnership units in AHIT Valfre and AHIT NNMP that are not owned by the Company are presented as non-controlling interest in the equity section of our consolidated balance sheets.

Our limited partners do not have the right to share in the net income or losses of AHIT Valfre and AHIT NNMP but have the right to convert all or part of their partnership units to common shares of the Company on a one-for-one basis following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling limited partnership units of AHIT Valfre and AHIT NNMP for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption. As of September 30, 2016, there were 300,026 limited partnership units outstanding in AHIT Valfre and 500,614 limited partnership units outstanding in AHIT NNMP.

e)      Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The effective date will be the first quarter of fiscal year 2019 with early adoption permitted. Management continues to assess the overall impact the adoption of ASU 2016-02 will have on the Company’s financial statements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date will be the first quarter of fiscal year 2017 with early adoption permitted. Management continues to assess the overall impact the adoption of ASU 2016-09 will have on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The effective date will be the first quarter of fiscal year 2018 with early adoption permitted. Management continues to assess the overall impact the adoption of ASU 2016-15 will have on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

[Financial Index]

3.    Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. During the nine months ended September 30, 2016, the Company incurred a net loss of $4,290,611, and as at September 30, 2016, the Company has accumulated losses of $12,285,258 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has developed a plan to continue operations. This plan includes obtaining equity financing and reducing expenses. Although the Company has successfully completed financings in the past fiscal years, the Company cannot assure that the plans to address these matters in the future will be successful.

4.      Formation of AHIT-NNMP

On July 13, 2016, the Company entered into the Master UPREIT Formation Agreement set forth in Section 1, above, resulting in the formation of AHIT NNMP, LLP, a Maryland limited liability company. The Company is the General Partner of the limited liability partnership. AHIT NNMP is intended to serve as an umbrella partnership real estate investment trust, commonly referred to as an "UPREIT". On August 2, 2016, AHIT NNMP acquired from the Northern New Mexico Properties, LLC, six single family residences, four apartments and sixteen mobile homes spaces located in New Mexico in exchange for a total consideration of approximately $1,334,000 consisting of 500,614 common units in the UPREIT valued at approximately $1,130,000, which carry with them certain option rights into shares of common stock in the Company and the assumption of certain mortgage notes totaling to approximately $204,000.

5.      Investment in Real Estate

	September 30, 2016	December 31, 2015

Cost of real estate properties	$ 12,014,567	$ 9,220,379
Accumulated depreciation	(327,728)	(223,450)

Balance at the end of the period	$ 11,686,839	$ 8,996,929

On April 11, 2016, the Company purchased two properties and two parcels of land for the purchase price of $1,650,000. Consideration given for the purchase consisted of 722,883 shares of common stock issued worth $1,085,726, assumption of debt of $563,755 and cash paid of $519. Of the $1,650,000 purchase price for the real estate, $1,039,420 was allocated to land and $610,580 was allocated to buildings.

On August 2, 2016, the Company acquired six single family residences, four apartments and sixteen mobile homes spaces located in New Mexico for the purchase price of approximately $1,334,000. Consideration given for the purchase consisted of 500,614 common units of AHIT NNMP valued at approximately $1,130,000, and assumption of debt of approximately $204,000. Of the $1,334,000 purchase price for the real estate, $330,783 was allocated to land and $1,003,506 was allocated to buildings.

[Financial Index]

During the nine month period ended September 30, 2016, the Company recorded depreciation expense of $109,260 (2015 - $68,469).

6.      Prepaid Rent Received

	September 30, 2016	December 31, 2015

Balance, beginning of period	$ 39,598	$ 7,450
Prepaid rent recognized as revenue during the period	(125,996)	(7,450)
Prepaid rent received during the period	110,236	39,598

Balance, end of period	$ 23,838	$ 39,598

7.      Related party transactions

a)   ARP has been advised and managed by Performance Realty Management, LLC (“PRM”), an Arizona limited liability company (the “Manager”). At the formation of ARP, ARP agreed to pay the Manager of ARP quarterly management fees equal to the greater of: (a) $120,000 on an annual basis, or (b) 1% of the total assets of ARP in consideration for the management services to be rendered to or on behalf of ARP by the Manager. Commencing January 1, 2016, PRM started to serve as the Manager of ARP at no cost. During the nine months ended September 30, 2016, the Company recorded management fees of $nil (2015 - $90,000). As at September 30, 2016, ARP is indebted to the Manager of ARP for $355,103 (December 31, 2015 – ARP is owed $2,455 from the Manager of ARP), which represents advances provided by the Manager of ARP for daily operations. The amount due is unsecured, non-interest bearing and due on demand.

b)   On May 15, 2015, the Company entered into an Advisory Board Consulting and Compensation Agreement with a director of the Company pursuant to which the Company agreed to issue 1,000,000 shares of common stock to the director. In addition, the Company agreed to pay the director an annual fee equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. During the nine months ended September 30, 2016, the Company recorded management fees of $18,276 (2015 - $nil). The 1,000,000 shares of AHIT were issued on July 6, 2015. On February 25, 2016, the Company amended the Advisory Board Consulting and Compensation Agreement and the director agreed to serve on the Board of Directors at no cost.

c)   On February 25, 2016, the Company entered into an employment agreement with the CFO of the Company for a period of three years. The Company agreed to pay the CFO an annual salary equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company also granted an aggregate of 3,000,000 shares of common stock of the Company which vests on the first, second and third anniversary. During the nine months ended September 30, 2016, the Company recorded stock-based compensation of $1,791,058 (2015 - $nil) in connection with these shares which is included in general and administrative expense. On August 1, 2016, of the 3,000,000 shares granted, the Company issued 439,401 shares of common stock to the CFO of the Company.

[Financial Index]

d)   On July 13, 2016, the Company entered into the Master UPREIT Formation Agreement resulting in the formation of AHIT NNMP, LLP, a Maryland limited liability company. Pursuant to the agreement, the Company agreed to retain the designee of the Limited Partner to serve as property manager during the period from the closing of the transaction to the exercise of the conversion option. In consideration for the property management services, the Limited Partner or its designee shall receive a property management fee equal to a mutually agreeable yearly fee based on a good faith analysis of net profits from the operation of the partnership for the year, but under no circumstances in excess of $120,000. As at September 30, 2016, the Company owed management fees of $10,146.

e)   On July 15, 2016, the Company entered into a Consultancy Agreement with the Vice President of the Company for consulting services. The Consultancy Agreement is for a term of one year. In addition to a $30,000 signing bonus, the Company has agreed to issue 25,000 restricted shares as compensation and bi-weekly monetary compensation that is on par with the value of the services provided by the Vice President. On July 20, 2016, the Company issued the 25,000 shares of common stock to the Vice President of the Company.

f)   On July 15, 2016, the Company entered into a Board Director Agreement whereby the Company granted 10,000 restricted shares of common stock as compensation. In addition to the 10,000 shares of common stock, the Company has agreed to pay the Director from time to time monetary and equity compensation for the services.

g)   On July 21, 2016, the Company entered into a Board Director Agreement whereby the Company granted 10,000 restricted shares of common stock as compensation. In addition to the 10,000 shares of common stock, the Company has agreed to pay the Director from time to time monetary and equity compensation for the services.

h)   As of September 30, 2016, the Company is indebted to the CFO of the Company, and three companies owned by the CFO of the Company, for a net $64,226 (December 31, 2015 - $3,050), which represents advances of $62,611 made to the Company by the CFO and the three companies owned by the CFO and $1,615 of management fees owed to the CFO. The amount due is unsecured, non-interest bearing and due on demand.

i)    As of September 30, 2016, the Company is owed $1,164 (December 31, 2015 - $nil) from the limited partner of AHIT Valfre, LLP, which represents $1,650 of security deposit and rent the limited partner received on behalf of the Company from a tenant. In addition, the Company owed $136 to the limited partner of AHIT Valfre, LLP for repair expenses paid on behalf of the Company.

j)    As of September 30, 2016, the Company is indebted to the limited partner of AHIT NNMP, LLP for $18,206, which represents $8,060 of expenses the limited partner paid on behalf of the Company and $10,146 of management fees owed to the limited partner.

k)    On August 10, 2016, the Company assumed a note in the principal amount of $76,876 through the acquisition of the AHIT NNMP properties. The note is held by one of the partners of the limited partner of AHIT NNMP. The note bears interest at 4.50% and is due on June 1, 2026. As of September 30, 2016, the principal balance of the loan is $75,809 and is reported as Note payable – related party in the consolidated balance sheets.

l)     On March 18, 2016, the Company sold its interest in one of the Company’s properties to PRM for $211,200 and recognized a gain of $4,981 on sale of asset.

[Financial Index]

8.      Notes payable

	September 30, 2016 $	December 31, 2015 $

Mortgages payable on February 20, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	197,074	203,343
Promissory note payable on November 1, 2019, bearing interest at 5.371% per annum, collateralized by the real estate properties titled to ARP Borrower, LLC and 100% equity ownership in ARP Borrower, LLC. The note is also secured by the Company	1,634,241	1,651,183
Promissory note payable on December 1, 2020, bearing interest at 5.88% per annum, collateralized by the real estate properties titled to ARP Borrower II, LLC and 100% equity ownership in ARP Borrower II, LLC	959,752	968,000
Promissory note payable on November 27, 2016, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate property purchased with the loan	180,000	180,000
Promissory note payable on July 8, 2017, bearing interest at 18% per annum initially and at 12% per annum after four months, collateralized by a deed of trust on the real estate property purchased with the loan	80,000	80,000
Promissory note payable on April 1, 2017, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate properties titled to ARP	300,000	–
Promissory note payable on April 1, 2021, bearing interest at 10% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	314,831	–
Mortgage payable on April 1, 2053, bearing interest at 2% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	245,723	–
Promissory note payable on May 1, 2021, bearing interest at 6.07% per annum, collateralized by the real estate properties titled to AHIT Valfre, LLP and ARP Borrower, LLC	1,199,447	–
Mortgage payable on April 1, 2028, bearing interest at 2.985% per annum, collateralized by the real estate property purchased with the loan.	125,724	–
Mortgage payable on April 1, 2018, bearing interest at 5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	18,861
Mortgage payable on July 1, 2029, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	91,943
Home Equity Line-of-credit, bearing interest at a variable interest rate, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	46,108
Mortgage payable on October 1, 2035, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	140,512
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	113,036
Mortgage payable on July 1, 2041, bearing interest at 5.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	274,905
Home Equity Line-of-credit, bearing interest at 8.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	34,484
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	132,362
Mortgage payable on December 1, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	111,168
Mortgage payable on January 1, 2022, bearing interest at 4.375% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	16,683
Mortgage payable on September 1, 2033, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	76,336
Home Equity Line-of-credit payable on January 13, 2040, bearing interest at 2.76% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	50,215
Mortgage payable on November 1, 2026, bearing interest at 4.5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan. This note was refinanced on April 18, 2016, as disclosed below.	–	82,526

	5,236,792	4,271,665
Note payable – related party, payable on June 1, 2026, bearing interest at 4.5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	75,809	-
	5,312,601	4,271,665

[Financial Index]

On April 18, 2016, AHIT-Valfre closed financing with FirstKey Mortgage, LLC and entered into a balloon note for $1,203,000, bearing interest at 6.07% per annum and due on May 1, 2012. The note is collateralized by the real estate properties titled to AHIT Valfre. The proceeds from the balloon note were used to pay off mortgages previously assumed by AHIT-Valfre on August 3, 2015.

Effective July 8, 2016, the deed of trust and $80,000 promissory note owed by the Company was amended such that the maturity date was extended from July 8, 2016 to July 8, 2017. Commencing July 8, 2016, the promissory note will bear interest at 18% per annum initially and then 12% per annum after four months.

The following table schedules the principal payments on the notes payable, including the related party note, for the next five years and thereafter as of September 30, 2016:

Year	Amount
2016	$ 199,223
2017	458,673
2018	82,610
2019	1,637,538
2020	966,222
thereafter	1,968,335

Total	$ 5,312,601

At September 30, 2016, the weighted-average interest rate on short-term borrowings outstanding was 15.43%. The average amount of short-term borrowings during the nine months ended September 30, 2016 was $186,667. The average interest on short-term borrowings during the nine months ended September 30, 2016 was $18,071.

9.      Common Stock

a)  On January 1, 2016, the Company cancelled 1,398 shares of common stock due to rounding errors in share issuances from year ended December 31, 2015.

b)  During the nine months ended September 30, 2016, the Company recognized stock-based compensation of $1,791,058 pursuant to the employment agreement as disclosed in Note 7(c). The fair value of $1,791,058 is included in additional paid-in capital as at September 30, 2016. On August 1, 2016, the Company issued 439,401 shares of common stock to the CFO of the Company in relation to the agreement.

c)   On April 11, 2016, the Company issued 722,883 shares of restricted common stock of the Company with a fair value of $1,085,726 in exchange for real estate properties.

d)   On April 4, 2016, the Board of Directors approved a Stock Repurchase Program. The Stock Repurchase Program became effective on April 5, 2016 and will allow the Company to repurchase up to $2,000,000 of its common stock.  The Stock Repurchase Program expires on the earlier of November, 1, 2016 or a determination by the Board of Directors that the original conclusions and determinations by the Board of Directors in support of the Stock Repurchase Program are no longer valid or no longer consistent with the Company’s short-term and long-term objectives. As of September 30, 2016, the Company had not repurchased any shares as part of the Stock Repurchase Program.

[Financial Index]

e)   On July 15, 2016, the Company recognized stock-based compensation of $30,000 pursuant to the board director agreement as disclosed in Note 7(f). The fair value of $30,000 is included in additional paid-in capital as at September 30, 2016.

f)    On July 20, 2016, the Company issued 25,000 shares of common stock with a fair value of $75,000 pursuant to the consultancy agreement as disclosed in Note 7(e).

g)   On July 20 and July 26, 2016, the Company issued an aggregate of 200,000 shares of common stock with a fair value of $600,000 pursuant to the employment agreements as disclosed in Note 11.

h)   On July 21, 2016, the Company recognized stock-based compensation of $30,000 pursuant to the board director agreement as disclosed in Note 7(g). The fair value of $30,000 is included in additional paid-in capital as at September 30, 2016.

i)    On July 22, 2016, the Company issued 25,000 shares of common stock to an employee of the Company with a fair value of $75,000.

j)   During the nine months ended September 30, 2016, the Company received proceeds of $509,600 pursuant to stock subscription agreements, whereby the Company issued 214,205 shares of common stock of the Company.

10.   Single Family Residence Acquisitions

As of September 30, 2016, the Company owns 54 residential properties and 1 commercial property. The estimated useful life of the buildings and improvements related to these assets is 27 years. The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, aggregate net investment, and average investment for each home acquired.

MSA / Metro Division	Number of Homes	Aggregate Investment	Average Investment per Home
Arizona	42	$ 8,665,880	$ 206,330
California	3	1,650,000	550,000
New Mexico	7	1,333,000	190,429
Texas	3	365,686	121,895

Total and Weighted Average	55	$ 12,014,566	$ 218,447

The Company computes depreciation using the straight-line method over the estimated useful lives of 27 years for building cost. The Company makes this determination based on subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

[Financial Index]

11.   Commitments and Contingencies

Consulting Agreement.

On July 15, 2016, the Company executed an Engagement Letter (the “Agreement”) with Tobin & Company Securities, LLC, (“Tobin”) whereby Tobin will provide a variety of financial advisory services for consideration of $20,000. Upon the Company’s securing of investment through capital sources introduced to the Company by Tobin, Tobin will receive an additional fee equal to five percent (5%) of the total debt or equity proceeds received by the Company. The term of the Agreement is six months.

Employment Agreements

On April 15, 2016, the Company entered into employment agreements with two individuals for a term of one year. The Company agreed to issue an aggregate of 200,000 restricted shares as compensation and weekly monetary compensation that is on par with the value of the services provided by employees. On July 20 and July 26, 2016, the Company issued an aggregate of 200,000 shares to the employees.

Lease Agreements

The Company rents properties under non-cancellable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at September 30, 2016 through the end of their term, are as follows:

Fiscal Year 2016	$ 151,179
Fiscal Year 2017	237,783
Fiscal Year 2018	28,250
Fiscal Year 2019	8,413

Total	$ 425,625

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

a)   The Company, American Realty, and Performance Realty were named defendants in a civil matter pending in San Joaqin County, California brought by a current shareholder – Ronald Trinchitella and Billie Jean Trinchitella TTEE Trinchitella Family Trust DTD 7/15/1999. The plaintiff was a member in American Realty prior to the Share Exchange Agreement with the Company was effectuated. The plaintiff is seeking rescission damages against American Realty, i.e. a return of his investment, on the premise that Performance Realty was required to honor his demand for redemption of his units when, according to American Realty, honoring the redemption was at the sole discretion of Performance Realty. The Company was a defendant by virtue of its relationship with American Realty. On July 27, 2016, the Company was dismissed from the lawsuit due to the Court’s lack of personal jurisdiction over the Company. The remainder of the case has been stayed. The Company, American Realty, and Performance Realty deny all of the allegations alleged by plaintiff.

[Financial Index]

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

12.   Subsequent Events

a)   Subsequent to September 30, 2016, the Company received proceeds of $56,100 pursuant to stock subscription agreements, whereby the Company sold 56,100 shares of common stock of the Company at $1.00 per share.

b)    On November 8, 2016, the Company entered into a loan agreement for $90,000 which bears interest at 12% per annum, matures on Nov 8, 2017 and collateralized by one of ARP’s properties.

c)     On November 8, 2016, the Company issued 300,026 shares of common stock upon the exercise of option to convert all the outstanding 300,026 units in the AHIT-Valfre, LLP into the Company’s common stock.

d)    On November 8, 2016, the Company issued 3,896 shares of common stock with a fair value of $6,819 to the limited partner of AHIT-Valfre, LLP pursuant to the AHIT-Valfre UPREIT agreement to reimburse for the escrows maintained under the AHIT-Valfre mortgages prior to the assumptions of the mortgages and escrow balance by AHIT-Valfre on August 3, 2015.

[Financial Index]

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

[Table of Contents]

Results of Operations for the three and nine months ended September 30, 2016 and 2015

The following table sets forth the summary income statement for the three and nine month period ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$175,695	$133,444	$503,210	$327,190
Operating Expense	$1,723,821	$1,257,533	$4,798,802	$2,690,136
Other Income	$–	$–	$4,981	$71,293
Net Loss	$(1,548,126)	$(1,124,089)	$(4,290,611)	$(2,291,653)

For the three months ended September 30, 2016 and 2015, we reported a net loss of $1,548,126 and $1,124,089, respectively. The change in net loss between the three months ended September 30, 2016 and 2015 was primarily attributable to the increase of $466,288 in operating expense offset by the increase of $42,251 in revenue. During the three months ended September 30, 2016, depreciation increased by $16,058, general and administrative expense increased by $444,858, interest expense increased by $5,372. The increase in operating expense is a result of increased professional and consulting fees incurred in relation to our reporting requirements as a public company and preparing the registration statement, stock-based compensation of $960,000 recognized during the three months ended September 30, 2016 in relation to shares issuable to the Company’s management, directors and employees pursuant to two employment agreement and two director agreements. The net increase of $444,858 in general and administrative expense is mainly related to the increase of $416,043 in management and consulting fees, $99,233 in advertising and marketing costs, $8,720 in overhead costs, and offset by a decrease of $9,544 in professional fees, $41,354 in rental property expenses, $7,400 in refinancing costs, a decrease of $12,752 in sales expense and the gain on forgiveness of accounts payable of $8,088. During the three months ended September 30, 2016, the Company recognized stock-based compensation of $960,000 pursuant to two employment agreements and two director agreements. The fair value of $960,000 is included in general and administrative expense.

For the nine months ended September 30, 2016 and 2015, we reported a net loss of $4,290,611 and $2,291,653, respectively. The change in net loss between the nine months ended September 30, 2016 and 2015 was primarily attributable to the increase of $2,108,666 in operating expense offset by the increase of $176,020 in revenue. During the nine months ended September 30, 2016, depreciation increased by $41,173, general and administrative expense increased by $2,313,685, interest expense increased by $86,896. The increase in operating expense is a result of increased professional and consulting fees incurred in relation to our reporting requirements as a public company and preparing the registration statement and stock-based compensation of $2,601,058 recognized during the nine months ended September 30, 2016 in relation to shares issuable to the Company’s management and directors pursuant to four employment agreements and two director agreements. The net increase of $2,305,597 in general and administrative expense is mainly related to the increase of $1,437,351 in management and consulting fees, $238,277 in professional fees, $19,188 in overhead costs and $701,155 in advertising and marketing costs and offset by a decrease of $17,403 in refinancing costs, $2,368 in rental property costs, $62,515 in sales expenses and the gain on forgiveness of accounts payable of $8,088. During the nine months ended September 30, 2016, the Company recognized stock-based compensation of $2,601,058 pursuant to four employment agreements and two director agreements. The fair value of $2,601,058 is included in general and administrative expense.

[Table of Contents]

Revenue - Net sales for the three months ended September 30, 2016, were $175,695, compared to $133,444 for the three months ended September 30, 2015. This resulted in an increase of approximately $42,251 or 32% from the comparable period. The increase in revenue is primarily a result of the Company’s acquisition of seven properties in New Mexico, and having more rental properties rented out and generating revenue during the three months ended September 30, 2016 as compared to the same period in 2015.

Revenue - Net sales for the nine months ended September 30, 2016, were $503,210, compared to $327,190 for the nine months ended September 30, 2015. This resulted in an increase of approximately $176,020 or 54% from the comparable period. The increase in revenue is primarily a result of the Company’s acquisition of seven properties in New Mexico and having more rental properties rented out and generating revenue during the nine months ended September 30, 2016 as compared to the same period in 2015.

Operating Expenses - Operating expenses for the three months ended September 30, 2016, was $1,723,821, as compared to $1,257,533 for the three months ended September 30, 2015. The $466,288 increase is primarily attributable to the increase of $444,858 in general and administrative expense and $16,058 in depreciation expense. The net increase of $444,858 in general and administrative expense is mainly related to the increase of $416,043 in management and consulting fees, $99,233 in advertising and marketing costs, $8,720 in overhead costs, and offset by a decrease of $9,544 in professional fees, $41,354 in rental property expenses, $7,400 in refinancing costs, a decrease of $12,752 in sales expense and the gain on forgiveness of accounts payable of $8,088. During the three months ended September 30, 2016, the Company recognized stock-based compensation of $960,000 pursuant to two employment agreements and two director agreements. The fair value of $960,000 is included in general and administrative expense.

Operating Expenses - Operating expenses for the nine months ended September 30, 2016, was $4,798,802, as compared to $2,690,136 for the nine months ended September 30, 2015. The $2,108,666 increase is primarily attributable to the increase of $2,305,597 in general and administrative expense, $41,173 in depreciation expense and $86,896 in interest expense and offset by a decrease of $325,000 in acquisition expense. The acquisition cost of $325,000 incurred during the nine months ended June 30, 2015 was related to the reverse acquisition that closed on July 6, 2015. The net increase of $2,305,597 in general and administrative expense is mainly related to the increase of $1,437,353 in management and consulting fees, $238,277 in professional fees, $19,188 in overhead costs and $701,155 in advertising and marketing costs and offset by a decrease of $17,403 in refinancing costs, $2,368 in rental property costs $62,515 in sales expenses and the gain on forgiveness of accounts payable of $8,088. During the nine months ended September 30, 2016, the Company recognized stock-based compensation of $2,601,058 pursuant to four employment agreements and two director agreements. The fair value of $2,601,058 is included in general and administrative expense.

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

[Table of Contents]

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

Cash Flow Information

Net cash used for operating activities for the nine months ended September 30, 2016 and 2015 was $1,500,379 and $1,969,511, respectively. The decrease in cash used in operating activities was primarily related to the increase in revenue and from the timing of payments of accounts payable and accrued liabilities and amounts due to related parties.

Net cash provided by investing activities for the nine month ended September 30, 2016 was $183,176 as compared to $922,106 of net cash used in investing activities for the nine months ended September 30, 2015. The change was due to the proceeds from sale of real estate properties of $211,200 during the nine months ended September 30, 2016 as compared to $111,000 in the nine months ended September 30, 2015. In addition, during the nine months ended September 30, 2016, the Company spent $22,908 in improving existing rental properties as compared to $1,033,106 spent during the nine months ended September 30, 2015 on purchase of real estate properties and improvements. The Company also purchased $5,116 of property and equipment during the nine months ended September 30, 2016 as compared to $0 during the nine months ended September 30, 2015.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $1,208,279 as compared to $3,011,930 for the nine months ended September 30, 2015. The change was due to proceeds from sale of common stock of $509,600 during the nine months ended September 30, 2016 as compared to $2,926,505 in the nine months ended September 30, 2015, proceeds from issuance of notes payable of $325,232 in the nine months ended September 30, 2016 as compared to $120,000 in the nine months ended September 30, 2015, and net advances from related parties of $425,774 in the nine months ended September 30, 2016 as compared to $nil in the nine months ended September 30, 2015, offset by the repayment of notes payable of $52,327 in the nine months ended September 30, 2016 as compared to $34,575 in the nine months ended September 30, 2015.

Our estimated working capital requirement for the next 12 months is $1,665,000 with an estimated burn rate of $139,000 per month. As reflected in the accompanying financial statements, we had cash of $90,646 at September 30, 2016.

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

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

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2016.

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

[Table of Contents]

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth above, i.e. the Trinchitella and Yule Cases, there are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

The Company incorporates by reference all prior disclosures for the period identified herein, more specifically, the following:

a)	Post-Effective Amendment No. 3 to form S-11/A filed on August 16, 2016, and effective as of August 19, 2016;
b)	Form 8-K filed on July 13, 2016, as amended on July 29, 2016, August 5, 2016, August 19, 2016, and October 17, 2016 (Master UPREIT Formation Agreement);

c)     Form 8-K filed on August 18, 2016 (Tobin & Company); and

d)    Form 8-K filed on August 19, 2016 (Stock Exchange Agreement).

The number of shares sold during the quarter under our direct public offering was 214,205.

See also Part II, Item 6.

[Table of Contents]

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

James Stevens
American Housing Income Trust, Inc.
By: James Stevens
Its: Chief Executive Officer and President
Date: November 14, 2016

-12-