Form 10-K
period 2016-12-31
American Housing Income Trust, Inc.
filed 2017-04-10
CIK 1433821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended December 31, 2016
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

[Table of Contents]

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

Yes ( )   No  (X)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 10, 2017: 19,739,929.

[Table of Contents]

DOCUMENTS INCORPORATED BY REFERENCE

The Company incorporates by reference its registration statement on Form S-11/A and its

Post-Effective Amendment No. 3, effective September 19, 2016.

AMERICAN HOUSING INCOME TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

[Table of Contents]

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

ITEM 1.   BUSINESS

General Discussion

American Housing Income Trust, Inc. (the “Company,” “we,” “us,” or “AHIT”) acquires, renovates, rehabilitates and, in turn, rents single family residences. We intend on complying with the dividend policy set forth in our prior filings, and more specifically, our registration statement on Form S-11/A. We currently operate through related-party/affiliate entities in holding title to those single family residences in our portfolio – American Realty Partners, LLC (“American Realty”), ARP Borrower, LLC (“ARP Borrower”), ARP Borrower II, LLC (“ARP Borrower II”), AHIT Valfre, LLP, a Maryland limited liability partnership (“AHIT Valfre”), and AHIT Northern NM Properties, LLP, a Maryland limited liability partnership (“AHIT Northern”). Both AHIT Valfre and AHIT Northern are commonly referred to as an UPREIT, or operating umbrella partnership.

[Table of Contents]

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

The Company recently acquired IX Biotechnology, Inc. (“IXB”). IXB aims to be the largest producer of certified organic cannabidiol (“CBD”) oil in the United States. IXB was developed as a joint venture combining several strategic partners, including the Shoshone, Battle Mountain and Washoe Indian tribes, as well as combing various concepts and industry-specific knowledge in commercial hemp and cannabis research and sales. These relationships enable IXB access to tribal lands for farming commercial hemp and cannabis, and will allow IXB to sell hemp and cannabis products in retail outlets on tribal lands. IXB will be a full integrated seed to shelf certified organic biotechnology company. As a result of the acquisition, the Company will continue to manage its real estate assets, while diversifying its portfolio to include the expansion and development of IXB’s CBD technologies.

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

Business Developments in Fiscal Year 2016

The Company has expanded its real estate portfolio though several acquisitions of real property and the formation of a new UPREIT agreement in fiscal year 2016. Additionally, the Company initiated a direct public offering to raise capital for additional acquisitions and renovations to its real estate holdings.

[Table of Contents]

(1) Manley Purchase Agreements

The Company entered into a Real Property Purchase Agreement with Benny J. Manley and Patricia A. Manley (collectively “Manley”), referred to in the Company’s filings as the “Manley Purchase Agreement.” Pursuant to the Manley Purchase Agreement, the Company acquired a residential property from Manley in exchange for the issuance of 722,883 shares of the Company’s restricted common stock. Additionally, the Company took title to the property subject to the property indebtedness in the agreed amount of $563,755 (the “Property Indebtedness”). The Property Indebtedness includes a Promissory Note between the Company and Marcus E. Cox and Dolores A. Cox, trustees of the Marcus E. Cox and Dolores A. Cox November 1995 Living Trust (the “Cox Trust”), in the amount of $314,831 (the “Cox Note”) and the assumption of the mortgage note in the amount of $248,924. The acquisition closed on April 11, 2016.

The Cox Note releases Manley’s preexisting loan obligations and deed of trust with the Cox Trust, as the Company agreed to assume the debt. The Cox Note and a new deed of trust was filed by the Cox Trust after closing of the Manley Purchase Agreement. Manley acknowledged that it remains a party to any and all agreements associated with the Property Indebtedness; however, the Company agreed to indemnify and hold Manley harmless from any and all future obligations owed on the Property Indebtedness after Closing.

(2) AHIT Valfre Restructuring

On April 18, 2016, AHIT Valfre closed its internal restructuring and financing with FirstKey Mortgage, LLC, a Florida limited liability company (“FirstKey Mortgage”). The Company was the General Partner of AHIT Valfre prior to the closing of the financing with FirstKey Mortgage. In order to accommodate the underwriting requirements of FirstKey Mortgage, the Company, as General Partner, and Valfre Holdings, LLC, James Valfre and Pamela Valfre, as Limited Partners, agreed to the First Amended Limited Liability Partnership Agreement dated March 25, 2016 (“AHIT Valfre First Amended Partnership Agreement”). The AHIT Valfre First Amended Partnership Agreement was not effective until the closing of the financing with FirstKey Mortgage (“AHIT Valfre First Amended Partnership Agreement”).

The partners in AHIT Valfre agreed to restructure their respective interests in the partnership resulting in AHIT Valfre GP, LLC, a Maryland limited liability company (“AHIT Valfre GP”) and AHIT Valfre Limiteds, LLC, a Maryland limited liability company (“AHIT Valfre Limiteds”) serving as General Partner and Limited Partner, respectively, of AHIT Valfre. AHIT Valfre filed its Amended Certificate of Limited Liability Partnership with the State of Maryland on April 20, 2016 setting forth the restructuring.

The Company is the sole member of AHIT Valfre GP. American Realty is defined as the “Springing Member” under the Operating Agreement for AHIT Valfre GP and AHIT Valfre Limiteds. As Springing Member, American Realty agreed to certain duties and responsibilities in the event of an occurrence of any event causing the last remaining member of AHIT Valfre GP or AHIT Valfre Limiteds to cease to be a member of the particular company, other than (i) an assignment by the last remaining members of all of its membership interest in the company and the admission of a new member pursuant to Section 6.1 of the Operating Agreement, or (ii) the resignation of the member and the admission of an additional member of the Company pursuant to Section 6.1 of the Operating Agreement.

[Table of Contents]

As the Springing Member, American Realty agreed that it shall, without any action of any person and simultaneously with the member ceasing to be a member of the Company, automatically be admitted to AHIT Valfre GP or AHIT Valfre Limiteds, as the case may be, as a “Special Member,” and shall continue the company without dissolution. As the Special Member, American Realty would have no interest in the profits, losses and/or capital of the company and no right to receive any distributions of company’s assets. In addition, American Realty would not have the right to any conversion options under Section 721 of the Internal Revenue Code. Other than its wholly-owned subsidiary having the “Springing Member” interest in AHIT Valfre Limiteds, the Company has no interest in AHIT Valfre Limiteds.

The previously disclosed substantive rights, duties and obligations of the General Partner and the Limited Partner under the AHIT Valfre Limited Liability Partnership Agreement dated August 1, 2015, remain, for the most part, consistent with the AHIT Valfre First Amended Partnership Agreement. However, the partners under the AHIT Valfre First Amended Partnership Agreement have agreed that, rather than the limited partnership interests being held in the name of the individual limited partners, AHIT Valfre Limiteds would be issued 300,026 limited partnership interests, which are subsequently broken down into the number of membership units held by Valfre Holdings, LLC (69,555), James Valfre (192,050) and Pamela Valfre (38,421) in AHIT Valfre Limiteds under its special purpose entity Operating Agreement. Furthermore, in order to meet the underwriting requirements of FirstKey, for purposes of identification of equity interests in AHIT Valfre, the partners agreed that AHIT Valfre GP, as the General Partner, would retain a 1% equity ownership in AHIT Valfre and AHIT Valfre Limiteds, as Limited Partner, would retain a 99% equity ownership in the Partnership, subject to the balance of the provisions of the AHIT Valfre First Amended Agreement.

The Company holds title to ten properties through AHIT Valfre. In addition to the nine properties previously titled to AHIT Valfre, American Realty conveyed the property located at 920 West Joy Ranch Road in Phoenix, Arizona to AHIT Valfre in order to accommodate the financing with FirstKey Mortgage, and in turn, the Company, American Realty, AHIT Valfre GP and AHIT Valfre Limiteds agreed to indemnify and hold FirstKey Mortgage harmless from any and all claims, actions or other losses related to the conveyance. As a result, AHIT Valfre holds title to ten properties financed through FirstKey Mortgage. All profits and income from these properties are allocated to the Company under the First Amended Limited Liability Partnership Agreement.

The debt that had been assumed by AHIT Valfre has been paid off through the Loan Cooperation Agreement between (a) FirstKey Mortgage, as Lender, (b) AHIT Valfre, as Borrower, (c) AHIT Valfre GP and AHIT Valfre Limiteds, as Pledgors, and (d) our Chairman of the Board and Chief Financial Officer, and beneficial owner, Sean Zarinegar, as Sponsor. The principal amount of the Balloon Note under the Loan Cooperation Agreement is $1,203,600 with interest accruing at 6.070% with a monthly payment of $7,270.45. The Balloon Note matures on May 1, 2021, absent any events of default thereunder. In addition to granting one or more mortgages or deeds of trust to FirstKey as collateral, the Company has guaranteed the obligations of AHIT Valfre, and AHIT Valfre GP and AHIT Valfre Limiteds have provided guaranties and have pledged their interests in their respective entities to FirstKey Mortgage.

[Table of Contents]

(3) AHIT Northern NM Properties, LLP

On July 13, 2016, the Company and Northern New Mexico Properties, LLC, a New Mexico limited liability company (“NM”) entered into a Master UPREIT Formation Agreement (the “UPREIT Agreement”). Pursuant to the UPREIT Agreement, the Company and NM agreed to organize and operate an umbrella limited liability partnership organized in Maryland called “AHIT Northern NM Properties, LLP" (“AHIT Northern”). In anticipation of the Master UPREIT Agreement, the Company organized AHIT Northern in Maryland on June 22, 2016. NM’s member, Les Gutierrez, was appointed director on the Company’s Board of Directors.

The Company is the General Partner of AHIT Northern pursuant to the UPREIT Agreement, Contribution Agreements and all related documents, including but not limited to the UPREIT Partnership Agreement (collectively, the “AHIT Northern Agreements.”). Pursuant to the AHIT Northern Agreements, in consideration for the conveyance of the seven single family residences, with an agreed upon net asset valuation of $1,333,000, to AHIT Northern, which were acquired by AHIT Northern “subject to” existing mortgages, AHIT Northern issued limited partnership interests (collectively, the “Limited Partnership Interests” or singularly a “Limited Partnership Interest”) to NM (500,614) and the Company (5,006).

The Company and NM entered into the AHIT Northern Agreements contemplating, amongst other things that AHIT Northern would be operated to reduce risk and increase diversification of real estate holdings, and to seize an opportunity for AHIT Northern NM Properties, LLC for estate and tax planning purposes through an exchange under Section 721 of the Internal Revenue Code (defined in the AHIT Northern Agreements as the “Intended Tax Treatment”). More specifically, commencing on July 13, 2017, the Limited Partnership Interests held by NM shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into the number of fully paid and nonassessable shares of common stock in the Company on a 1:1 basis. AHIT Northern may require any holder of a Limited Partnership Interest to convert each of his, her or its Limited Partnership Interest into the number of fully paid and nonassessable shares of common stock in the Company after July 13, 2017. The Company consented to waiving similar conversion rights.

The AHIT Northern transaction closed on August 10, 2016.

(4) The Company Engages Tobin & Company

On August 18, 2016, the Company executed an Engagement Letter (the “Agreement”) with Tobin & Company Securities, LLC, a North Carolina limited liability company (“Tobin”). Tobin provides a variety of financial services, including identifying, evaluating, negotiating, and securing financing sources for its clients. Pursuant to the Agreement, Tobin and its exclusive client representative Justin Floyd (“Floyd”) are providing the following services to the Company: (i) identify and/or locate prospective capital sources for the Company, (ii) develop and furnish material(s) describing the Company’s business to such prospective capital sources, (iii) introduce such prospective capital sources to the Company, (iv) and assist in the negations with prospective capital sources.

[Table of Contents]

In exchange for Tobin’s services, the Company provided a non-refundable retainer fee of $20,000. Upon the Company’s securing of investment through capital sources introduced to the Company by Tobin or Floyd, Tobin will receive an additional fee equal to five percent (5%) of the total debt or equity proceeds received by the Company from the capital source(s), known as a “Success Fee.” The term of the Agreement is (6) months, beginning on July 15, 2016 (the “Initial Term”). After the Initial Term, the Agreement automatically renews on a month-to-month basis, unless terminated by either party with fifteen (15) days’ notice.

(5) Restructuring of Performance Realty Management

On July 28, 2016, Performance Realty was issued 439,401 shares of common stock in the Company pursuant to a Designation and Acceptance of Rights (the “Designation”) entered into between Performance Realty, the Company, and the “Designor” under the Designation - Sean Zarinegar, who at the time served as the Chairman of the Board and Chief Financial Officer for the Company.

The Designation was unanimously approved by the Company’s Board of Directors with Mr. Zarinegar abstaining from vote. This issuance resulted in Performance Realty owning 1,439,401 shares of issued and outstanding common stock in the Company, of which 1,000,000 shares issued on September 28, 2015 were registered with the Company’s registration statement on Form S-11 with an effective date of June 22, 2016. This issuance did not adjust Mr. Zarinegar’s beneficial ownership in the Company; however, it did increase Performance Realty’s beneficial ownership to 1,439,401, or 16%.

On August 15, 2016, as part of a restructuring of related parties, Performance Realty and the Company closed on a Stock Exchange and Restructuring Agreement (the “Exchange Agreement”). Pursuant to the Articles of Amendment to Articles of Organization of Performance Realty dated April 1, 2016, the Class A Units have preference over the common units in Performance Realty, on, amongst other things, “…any future reorganization or stock exchange on a pro rata basis, as determined by [Mr. Zarinegar, as Manager].” Furthermore, pursuant to the disclosures in the Private Offering for Performance Realty under Rule 506(b) of Regulation D, which resulted in the issuance of 144 (rounded up) Class A Units to forty-eight holders, and Section 3.3(t) of the Operating Agreement for Performance Realty, which had been attached as an exhibit to the Private Offering, Mr. Zarinegar, as Manager, was granted limited power of attorney by each Class A Unit holder to vote their respective proxy on any future exchange, such as the one agreed to in the Exchange Agreement. As a result of the closing of the Exchange Agreement, those prior members of Performance Realty at Exhibit A of the Exchange Agreement were issued shares of common stock in the Company, which was subsequently modified through the Consent of the Board of Directors regarding the issuance, and which will be forth in the updated Selling Shareholder chart in the Post-Effective Amendment No. 1 to the Registration Statement on Form S-11.

Prior to the Exchange Agreement, Performance Realty had represented that its business model and intent was to expand on its property management services for other real estate investment trusts, or other property holding and operating companies, similar to the services rendered as manager of American Realty Partners, LLC, an Arizona limited liability company and wholly-owned subsidiary of the Company. However, Mr. Zarinegar, as authorized under the Operating Agreement for Performance Realty, determined, exercising his sound business judgment and discretion, that the Class A Unit holders would benefit from an issuance of shares in the Company considering the trajectory of the Company’s acquisitions, and the fact that the Company is publicly reporting with the United States Securities and Exchange Commission (the “SEC”) and trades on the OTCQB marketplace.

[Table of Contents]

The Company determined that the exchange of units for stock between related parties under the Exchange Agreement was beneficial to its overall capital structure. For United States federal income tax purposes, the transactions contemplated in the Exchange Agreement were intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended (together with all rules and regulations issued thereunder (the “Code”)) and the Exchange Agreement was intended to be adopted as a plan of reorganization for purposes of Section 368 of the Code. Notwithstanding this intention, Performance Realty and the Company have advised the Class A Unit members of Performance Realty that it was not passing on whether the exchange actually qualifies for a tax-free event under the Code; rather, the parties advised the Performance Realty members of the intended treatment set forth herein.

(6) Other Business Developments

On March 13, 2017, the Company entered into a Stock Exchange Agreement with IX Biotechnology, Inc. (“IXB”). The Stock Exchange Agreement resulted in a change in control of the Company, a restructuring of the Board of Directors, and the acquisition of cannabidiol oil assets and technologies. This acquisition may have a material effect on the Company’s business and operations moving forward. For more information, the Company incorporates by reference its Periodic Report on Form 8-K dated March 16, 2017.

ITEM 2. – PROPERTIES

As of December 31, 2016, the Company held title to fifty-four (54) residential properties in Arizona, Nevada and Texas through related entities that operate as wholly-owned or wholly-controlled subsidiaries of the Company, up from forty-six (46) in fiscal year 2015. The entity’s structure has been dictated, in large part, by lending requirements of the Company's primary lender - FirstKey Lending, LLC, a Delaware limited liability company operating out of New York, New York ("Firstkey"). The Company considers its relationship with Firstkey essential in furthering its business goals and objectives. The registration statement on Form S-11/A, which has been incorporated herein by reference, sets forth the summary chart regarding properties titled to the Company's subsidiaries and operating umbrella limited partnerships. The Company further incorporates by reference the property portfolio from the registration statement on Form S-11/A in the section titled “Single Family Residence Portfolio.” Furthermore, the Company incorporates by reference its disclosures regarding its policies with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. - LEGAL PROCEEDINGS

Other than as set forth below, there are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such material proceedings are known to the Company to be threatened or contemplated against it.

[Table of Contents]

The Company was a named defendant in a civil matter pending in the United States District Court in the Eastern District of California bearing case number 39-2015-00330114CU-BC-STK. American Realty, Performance Realty, and Sean Zarinegar were also named in the action. The lawsuit was brought by a current shareholder of the Company, Ronald Trinchitella and Billie Jean Trinchitella TTEE Trinchitella Family Trust DTD 7/15/1999.  The plaintiff was a member in American Realty prior to the Share Exchange Agreement with the Company was effectuated, as discussed above.  The plaintiff is seeking rescission damages against American Realty, i.e. a return of the $150,000 investment, on the premise that Performance Realty was required to honor his demand for redemption of his units when, according to American Realty, honoring the redemption was at the sole discretion of Performance Realty. The Company and Mr. Zarinegar are defendants by virtue of their relationship with American Realty and Performance Realty.  The Company denied all allegations in the case and was dismissed from the action on July 27, 2016. The remainder of the case was stayed, pending arbitration between American Realty and the plaintiff.

The Company is a defendant in a civil matter pending in Maricopa county, Arizona brought by a current shareholders Raymond and Winne Yule. The plaintiffs were members of American Realty prior to the Share Exchange Agreement with the Company was effectuated. The plaintiffs allege that American Realty promised a particular real estate investment strategy and were assured a certain rate of return. The plaintiff alleges that American Realty failed in these matters and seeks an unspecified claim for damages. The Company has denied all allegations and is defending the case.

ITEM 4. – MINE SAFETY DISCLOSURES

Not Applicable.

[Table of Contents]

PART II

ITEM 5. – MARKET FOR REGISTRANT’S RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is quoted on the OTCQB Marketplace, operated by the OTC Markets Group using the symbol "AHIT." There can be no assurance that the Company will continue to qualify for quotation of its securities on the OTC Bulletin Board. We cannot predict the extent to which investor interest will lead to the development of an active trading market on the OTC Bulletin Board or otherwise or how liquid that market might become. An active public market for our common stock may not develop or be sustained after the offering. If an active public market does not develop or is not sustained, it may be difficult for our current shareholders to sell their shares of common stock at a price that is attractive to them, or at all. Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been actively traded publicly. As of December 31, 2016 (end of our fiscal year), there were approximately 632 record holders of 9,681,929 shares of the Company's common stock.

Dividend Policy

For the Company’s dividend policy in fiscal year 2016, the Company incorporates by reference the dividend policy set forth in its registration statement on Form S-11/A. The Company sought to make distributions that would enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay income and excise taxes. However, we did not operate as a REIT in fiscal year 2016, though the majority of our operations involved revenue from real estate holdings. The Company’s recent acquisition of IXB may change its dividend policy.

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

[Table of Contents]

Equity Compensation Plans

In 2016, the Company entered into agreements with six (6) executives, directors, employees and/or contractors that resulted in stock-based compensation. Those details of those agreements are as follows:

Name	Position	Date of Employment Agreement	Stock Issuance
Sean Zarinegar	Chief Financial Officer; Chairman of Board of Directors	February 25, 2016	439,401 shares of restricted common stock
Dan Sheriff	Employee	April 15, 2016	100,000 shares of restricted common stock
Michael Warren	Employee	April 15, 2016	100,000 shares of restricted common stock
Jack Combs	Vice President	July 15, 2016	25,000 shares of restricted common stock
Les Gutierrez	Director	July 15, 2016	10,000 shares of restricted common stock
James Stevens	Director	July 21, 2016	10,000 shares of restricted common stock

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company incorporates by reference its discussion of Performance Realty’s restructuring from Item 1.

Transfer Agents

Our transfer agents are VStock Transfer, LLC, with a mailing address of 18 Lafayette Place in Woodmere, New York 11598.

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

[Table of Contents]

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

We will continue focusing on our established market in 2017, which should further enhance operational efficiencies as we add to our critical mass in this region. Additionally, the Company is expanding its businesses into other sectors, including cannabidiol (CBD) oil production.

The Company faces competition from different sources in acquiring properties and renting our properties. Our primary competitors in acquiring portfolios are private equity investors, REITs, and sizeable institutional investors. We believe that our vertically integrated real estate acquisition and management platform, local presence, and market knowledge in markets that meet our selection criteria provide us with competitive advantages.

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

We believe that our expansion into CBD oil technologies and production provides the Company with diversification of assets. The CBD industry is new and growing rapidly. We face competition from a variety of competitors. We believe our experience in management and real estate acquisition, coupled with the experience and technologies acquired from IXB, may create a competitive advantage in this new, developing industry. However, as with any investment, there is no guarantee that we will be successful.

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

[Table of Contents]

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

Results of Operations

The following table sets forth the summary income statement for the year ended December 31, 2016 and 2015:

	Year Ended
	December 31, 2016	December 31, 2015
Revenue	$693,621	$482,426
Operating Expense	$5,045,895	$3,320,143
Other (Loss) Income	$(77,418)	$71,293
Net Loss	$(4,429,692)	$(2,766,424)

[Table of Contents]

For the year ended December 31, 2016 and 2015, we reported a net loss of $4,429,692 and $2,766,424, respectively. The change in net loss between the year ended December 31, 2016 and 2015 was primarily attributable to the increase of $1,767,170 in general and administrative expense, increase of $51,114 in depreciation expense, increase of $119,056 in interest expense, a loss of $77,418 on sale of properties, an impairment of $121,500 of real estate properties recognized during the year ended December 31, 2016 and offset by a gain of $8,088 on forgiveness of debt. The increase in operating expense is a result of acquisition and disposal of rental properties, issuance of shares of common stock to management as compensation, and professional and consulting fees incurred in relation to our reporting requirements as a public company and preparing the registration statement. The net increase of $1,767,170 in general and administrative expense is mainly related to the increase of $623,943 in marketing and advertising, $867,977 in management and consulting fees, $224,079 in professional fees, $103,375 in overhead expenses, $66,904 in rental property expenses, and offset by a decrease of $49,695 in closing costs and decrease of $42,461 in refinancing fees. During the year ended December 31, 2016, the Company issued 749,401 shares of common stock with a fair value of $2,150,703 to the management, directors and consultants of the Company, which is included in general and administrative expense. The Company also recognized $30,000 of stock based compensation during the year ended December 31, 2016 for shares issuable to a director of the Company.

Revenue - Net sales for the year ended December 31, 2016, were $693,621, compared to $482,426 for the year ended December 31, 2015. This resulted in an increase of approximately $211,195 or 44% from the comparable period. The increase in revenue is primarily a result of additional rental properties.

Operating Expenses - Operating expenses for the year ended December 31, 2016, was $5,045,895 as compared to $3,320,143 for the year ended December 31, 2015. The $1,725,752 increase is primarily attributable to the increase of $1,767,170 in general and administrative expense for the year ended December 31, 2016. The net increase of $1,767,170 in general and administrative expense is mainly related to the increase of $623,943 in marketing and advertising, $867,977 in management and consulting fees, $224,079 in professional fees, $103,375 in overhead expenses, $66,904 in rental property expenses, and offset by a decrease of $49,695 in closing costs and decrease of $42,461 in refinancing fees.

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

[Table of Contents]

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

Cash Flow Information

Net cash used for operating activities for the years ended December 31, 2016 and 2015 was $1,848,751 and $2,506,884, respectively. The decrease in cash used in operating activities was primarily related to an increase in non-cash charges of $2,016,990 and an increase of net cash inflows from changes of operating assets and liabilities of $304,591, offset by an increase of net losses of $1,653,268. The increase in non-cash charges was mostly due to increases of shares issued for services and other stock-based compensation, impairment of real estate properties and loss on sale of assets. The increase in net cash inflows from changes in operating assets and liabilities were mostly due to an increase of amounts owing to vendors and related parties, a reduction of prepaid expenses and was offset by receiving less prepaid rent.

Net cash provided by investing activities for the year ended December 31, 2016 was $69,188 as compared to $818,295 of net cash used in investing activities for the year ended December 31, 2015. The increase in cash provided in investing activities was primarily related to increase of $26,411 in proceeds from sale of real estate properties and a decrease of $986,188 in properties purchases and improvements during the year ended December 31, 2016. During the year ended December 31, 2016, the Company did not collect any proceeds from the collection of promissory note receivables, compared to $120,000 collected from promissory note receivable for the year ended December 31, 2015.

Net cash obtained through all financing activities for the year ended December 31, 2016, of $1,5,81,964, as compared of $3,220,378 for the year ended December 31, 2015. The change was due to a $2,424,805 drop in proceeds from sale of common. The Company collected $635,700 in proceeds from the sale of common stock in the year end December 31, 2016, as compared to $3,060,505 in the previous year. Additionally, proceeds from issuance of notes payable decreased from $1,088,000 in the year ended December 31, 2015 to $445,364 in the fiscal year end December 31, 2016, offset by the repayment of notes payable of $928,127 in the year ended December 31, 2015 as compared to $71,354 in the year ended December 31, 2016. The Company also received net advances from related parties of $572,254.

Our estimated working capital requirement for the next 12 months is $360,000 with an estimated burn rate of $30,000 per month. As reflected in the accompanying financial statements, we had cash of $2,151 at December 31, 2016.

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

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

The Company has never paid cash dividends on any of its securities. Payment of dividends on any of its securities is within the discretion of the Board of Directors of the Company and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. It is the Company's intention to retain earnings, if any, to finance the operation and expansion of its business and, therefore, it does not expect to pay any cash dividends on any of its securities in the near future.

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

[Table of Contents]

Legal Proceedings

Other than the litigation identified herein, the Company is not aware of any pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company.

ITEM 7A. – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see the financial statements beginning on page F-1 located in this annual report on Form 10-K and incorporated herein by reference.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9. A – CONTROLS AND PROCEDURES

The Company's Chief Financial Officer and Chief Executive Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. During the reporting period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer was Sean Zarinegar. As of March 13, 2017, the Company’s Chief Executive Officer and Chief Financial Offer is Michael Ogburn.

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

[Table of Contents]

On December 31, 2016, Management reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to material weaknesses identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The material weaknesses identified relates to the lack of proper segregation of duties, lack of formal, documented internal control system and control policies and a lack of a system involving multiple levels of review over the Company’s financial reporting process that provide for multiple levels of supervision and reviews. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

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

On December 31, 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2016, on April 7, 2017 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do have not proper segregation of duties due to our limited resources available, we lack formal, documented internal control system and control policies and we lack of a system involving multiple levels of review over the Company’s financial reporting process. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, MaloneBailey, LLP has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, MaloneBailey, LLP expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

[Table of Contents]

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls for the quarter ended December 31, 2016 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. – OTHER INFORMATION

None.

[Table of Contents]

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers, other executive management and directors as of December 31, 2016:

Name (Age)	Current Position(s)	Position(s) Held in Fiscal Year 2016
Sean Zarinegar (45)	Director, Member of Real Estate Committee	Director; Chairman of the Board of Directors, Chief Financial Officer, and Treasurer (2/25/2016 – 3/13/2017); Chief Executive Officer and President (11/29/2016 – 3/13/2017).
Jeff Howard (53)	N/A	Director, President and Chief Executive Officer (1/1/2016 – 10/25/2016)
James Stevens (XX)	N/A	Director, President and Chief Executive Officer (10/25-2016 – 11/29/2016)
Kenneth Hedrick (47)	Director, Member of Real Estate Committee	Director
Les Gutierrez (XX)	Director, Member of Real Estate Committee	Director
Michael Ogburn (XX)	Chairman of the Board of Directors, Chief Executive Officer/President, Chief Financial Officer/Treasurer	N/A
Joaquin Flores (XX)	Director	N/A
Brian Werner (XX)	Director	N/A
Jack Combs (XX)	Vice President	Vice President
Christ Anderson (XX)	Secretary	Secretary

Biographical Information for Michael Ogburn, Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Treasurer

Ogburn graduated from California State University with a B.S. in Agriculture Business. He then started Epic Wood Floors, Inc. (“EWF”), a company that manufacturing high end wood floors. EWF was sold in 2006. Ogburn then started Lightwave Capital, LLC (“Lightwave”), which facilitated mergers and acquisitions as well as funding on a short and long term basis. Lightwave worked closely with companies throughout a variety of transition to insure accurate financial information was being reported. In December 2015, Ogburn was appointed Chief Executive Officer of iBrands Corporation Inc. (“iBrands”), a publicly reporting company currently traded OTC. Obgurn will resign from his position at iBrands upon his acceptance of his appointments with the Company.

[Table of Contents]

Biographical Information for Brian Werner, Director

Brian Werner (“Werner”) was appointed to the Board of Directors by the aforementioned Board Consent on March 7, 2017, subject to the closing of the Stock Exchange Agreement. Prior to his appointment to the Board of Directors, Werner served as a Senior Mortgage Write for Omni Fund Inc. He resides in Fresno, California.

Biographical Information for Joaquin Flores, Director

Joaquin Flores (“Flores”) was the third director appointed to the Board of Directors as a result of the aforementioned Board Consent and closing of the Stock Exchange Agreement. Flores has significant experience in business development. Prior to his appointment on the Board of Directors, Flores served as a Business Development Executive for the Winnemucca Indian Colony of Nevada for nine years.

Biographical Information for Sean Zarinegar, Director and Member of the Real Estate Committee

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

The Company recognizes that Mr. Zarinegar is a significant employee to the Company, and has incurred and continues to incur risk and exposure in guaranteeing the First Key debt service of the Company and the debt of its subsidiaries, which ultimately benefits the Company and its shareholders. Recognizing that the consideration above does not completely compensate Mr. Zarinegar, the Company initially agreed to issue Mr. Zarinegar or his designee a total of 3,000,000 shares of the Company’s common stock on the first, second and third anniversary. The Employment Agreement was subsequently amended on or about December 30, 2016. Pursuant to the amended Employment Agreement, Mr. Zarinegar agreed to waive his rights to this issuance in favor of a reduced issuance of 616,180 shares of the Company’s common stock for the period of February 25, 2016 through October 7, 2016. At the time of the amendment, Mr. Zarinegar had already received 439,401 shares of common stock on August 1, 2016. Mr. Zarinegar agreed to waive his rights to the issuance of the remaining 176,779 shares.

[Table of Contents]

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

Biographical Information for Kenneth Hedrick, Director and Member of Real Estate Committee

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

[Table of Contents]

Biographical Information for Lez Gutierrez – Director and Member of the Real Estate Committee

Mr. Gutierrez brings over 28 years’ experience in real estate and telecom projects with a wide range of experience in systems, operations, accounting, budgeting, marketing and finance. With respect to his real estate background, Mr. Gutierrez has experience in site acquisition, property acquisitions and zoning. Mr. Gutierrez is currently a Senior Site Acquisition Manager with a top 20 Engineering and Design Firm in the US, based in Albuquerque, New Mexico. Mr. Gutierrez is a member of NM Properties, LLC, a New Mexico limited liability company and limited partner in AHIT Northern NM Properties, LLP, a Maryland limited liability partnership and umbrella partnership real estate investment trust of the Company.

Biographical Information for Jack Combs, Vice President

Mr. Combs has been active in the Scottsdale, Arizona real estate market since 1992 from sales and marketing, to property management. Mr. Combs is a United States Air Force veteran serving between 1962 and 1966. He is a graduate of California State University-Fullerton with a Bachelors of Arts in 1971. He received his Masters in Business Administration from the University of Southern California in 1976.

Biographical Information for Christ Anderson, Secretary

Ms. Andersen has over fifteen years’ experience in real estate administration. She started her career in 1997 with a small internet service provider as the office and accounts manager in Albany, Oregon. She moved to Arizona in 1999 where she worked in property management for several years. In 2010, Ms. Andersen joined Performance Realty Management, LLC as the Executive Secretary, and oversaw the day-to-day functions of the office for two years. She elected to further purse her interests in real estate and served as a Listing/Transaction Coordinator for Long Realty until 2016, when she joined the Company.

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

Our Board of Directors intends on adopting a code of ethics applying to all employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. Among other matters, our code of ethics will be designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest, and full, fair, accurate, timely and understandable disclosures in simple English" in our reports filed with the Commission and other public communications. The Company believes it has done so to date. Any waiver of the code of ethics for our executive officers, directors or employees would be made only by our Board of Directors or a committee of our Board of Directors and would be promptly disclosed as required by law or stock exchange regulations.

[Table of Contents]

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

Interests in Our Investments

We are permitted to make or acquire investments in which our directors, officers or stockholders or any of our or their respective affiliates have direct or indirect pecuniary interests. However, any such transaction in which our directors or any of their respective affiliates has any interest would be subject to review and approval by the Board of Directors with the interested director or officer (to the extent they are the one involved in the transaction at issue) abstaining from vote on the particular transaction. For example, as set forth herein, Mr. Zarinegar and American Realty hold the property located at 4201 Martin Road in Las Vegas, Nevada as tenants-in-common. The note associated with the loan on this property is held by Citibank, which holds a deed in trust as collateral for Mr. Zarinegar's obligations. Mr. Zarinegar is the sole borrower on the note. A conflict of interest might arise to the extent Mr. Zarinegar defaults under the note or deed in trust; more specifically, to the extent Citibank exercises its rights under the deed-in-trust, American Realty could lose title to the property, which in turn would impact the value of the Company's stock, and if additional capital is needed in order to meet the note obligations, so American Realty does not lose its interest in the property, there would be dilution of all shares. Performance Realty authorized this tenancy in common as being in the best interests of American Realty.

Summary Compensation Table – 2015 - 2016

This narrative addresses summary compensation of Mr. Zarinegar in his role as manager of Performance Realty, which is the manager of American Realty, a wholly-owned subsidiary of the Company, for the fiscal year ending in 2015 and 2016. In 2014, Mr. Zarinegar was the sole principal executive officer for Performance Realty, which was the manager of American Realty. For all intents and purposes, Mr. Zarinegar managed and operated American Realty through Performance Realty. Mr. Zarinegar does not have a written employment agreement with Performance Realty or American Realty. He was, and still is, an at-will employee of American Realty receiving W2 compensation. He also received member distributions as a member of Performance Realty.

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

[Table of Contents]

On February 25, 2016, the Company and Mr. Zarinegar executed a formal Employment Agreement and the First Amended Advisory Board Consulting and Compensation Agreement (the “2016 Agreements”). The 2016 Agreements formally appointed Mr. Zarinegar as the Chief Financial Officer and Chairman of the Board of Directors. The Employment Agreement was amended on December 30, 2016 to include duties associated with the Chief Executive Officer and President. The compensation outlined in the 2016 Agreements mirrored the terms set out in the original Advisory Board Consulting and Compensation Agreement. Mr. Zarinegar has been paid $74,955 in 2016 in relation to his Employment Contract. In addition, the Company recognized $1,848,540 of stock based compensation for 616,180 shares issuable to Mr. Zarinegar for services provided to the Company during the period from Feb 25, 2016 to October 7, 2016. On August 1, 2016, Mr. Zarinegar was issued 439,401 shares of common stock. Mr. Zarinegar agreed to waive his rights to the issuance of the remaining 176,779 shares and therefore the Company has reversed stock based compensation of $530,337 previously recognized during the year ended December 31, 2016.

On October 12, 2015, the Company hired Jeff Howard to serve as Chief Executive Officer and President. Pursuant to the terms of the agreement, Mr. Howard is to be compensated an annual salary of $64,800 between October 12, 2015 and October 12, 2016 (the “Initial Term”). In 2016, Mr. Howard was paid $44,861 in connection with his role as President and Chief Executive Officer. Mr. Howard resigned from the Company on October 25, 2016 and forgave $8,088 of accrued management fees owed to him.

Mr. Stevens was appointed to the Board of Directors on July 21, 2016. In consideration for his services to the Board of Directors, Mr. Stevens was issued 10,000 shares of restricted common stock in the Company. He resigned from the Board on November 29, 2016, but remains employed by the Company.

Les Gutierrez was appointed to the Board of Directors on July 15, 2016. In connection with his appointment to the Board of Directors, Mr. Gutierrez entered into a Board Director Agreement, which provided that Mr. Gutierrez may be compensated by an issuance of 10,000 shares of the Company’s restricted common stock. As of December 31, 2016, those shares have not been issued to Mr. Gutierrez.

Mr. Hedrick did not receive any compensation under his board advisory agreement in 2015 and 2016. He has no future stock options or grants. Although Mr. Hedrick has been treated as an independent contractor, Mr. Hedrick and the Company agree that Mr. Hedrick owes duties to the Company as provided for under Maryland law, and our Charter and Bylaws, where applicable.

The Company has not approved and implemented an employee stock option plan, pension plan or other type of incentive plans related to its common stock or preferred stock.

[Table of Contents]

Summary Compensation Table - 2016
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total($)

Sean Zarinegar (1)	2016	$—	$—	$—	$—	$—	$—	$—	$—
Sean Zarinegar (2)	2016	$93,231	$—	$1,318,203	$—	$—	$—	$—	$1,411,434
Jeff Howard	2016	$44,861	$—	$—	$—	$—	$—	$—	$44,861
Ken Hedrick	2016	$—	$—	$—	$—	$—	$—	$—	$—
James Stevens	2016	$—	$—	$—	$—	$—	$—	$—	$—
Les Gutierrez	2016	$—	$—	$—	$—	$—	$—	$—	$—

(1) This row represents the amount of compensation paid to Sean Zarinegar by American Realty.

(2) This row represents the amount of compensation paid to Sean Zarinegar by the Company pursuant to his Advisory Board Consulting and Compensation Agreement and Employment Agreement dated February 25, 2016 and amended December 30, 2016. As provided for in the amended agreement, Mr. Zarinegar is entitled to receive 616,180 shares of common stock as payment for the services provided under the agreement and amended agreement. On August 1, 2016, Mr. Zarinegar was issued 439,401 shares of common stock pursuant to the amended agreement. Mr. Zarinegar agreed to waive his rights to the issuance of the remaining 176,779 shares.

Summary Outstanding Equity Awards Table - 2015 and 2016

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

[Table of Contents]

Mr. Zarinegar initially worked for the Company on an independent contractor basis. On February 25, 2016, Jeff Howard executed, with approval from the Board of Directors, the Employment Agreement with Mr. Zarinegar on behalf of the Company (the “Employment Agreement”). As a result, Mr. Zarinegar became a full-time employee of the Company. Mr. Zarinegar has agreed to continue to serve on the Board of Directors at no cost (unless subsequently adjusted by the Board of Directors with Mr. Zarinegar abstaining). In exchange for his employment, the Company agrees to pay Mr. Zarinegar an annual salary equal to $120,000 on the dates consistent with the Company’s payroll schedule, or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater, unless, an opinion of counsel or the Company’s auditors conclude that the asset-based compensation limits or impairs the Company’s intent of becoming a real estate investment trust or impairs the Company’s status as a publicly reporting company in good standing under the rules promulgated by the Commission. The Employment Agreement was amended on December 30, 2016. Pursuant to the December 30, 2016 amendment, Mr. Zarinegar agreed to serve as the Company’s Chief Financial Officer at no cost.

The Company recognizes that Mr. Zarinegar is a significant employee to the Company, and has incurred and continues to incur risk and exposure in guaranteeing the First Key debt service of the Company and the debt of its subsidiaries, which ultimately benefits the Company and its shareholders. Recognizing that the consideration above does not completely compensate Mr. Zarinegar, the Company initially agreed to issue Mr. Zarinegar or his designee a total of 3,000,000 shares of the Company’s common stock on the first, second and third anniversary of the Employment Agreement. The Employment Agreement was subsequently amended on or about December 30, 2016. Pursuant to the amended Employment Agreement, Mr. Zarinegar agreed to waive his rights to this issuance in favor of a reduced issuance of 616,180 shares of the Company’s common stock for the period of February 25, 2016 through October 7, 2016. At the time of the amendment, Mr. Zarinegar had already received 439,401 shares of common stock on August 1, 2016. Mr. Zarinegar agreed to waive his rights to the issuance of the remaining 176,779 shares and therefore the Company has reversed stock based compensation of $530,337 previously recognized during the year ended December 31, 2016.

[Table of Contents]

Outstanding Equity Awards at Fiscal Year-End 2016
Name	Option awards				Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Sean Zarinegar (1)	-	-	-	$ -	-	-	$ -	-	$ -
Sean Zarinegar (2)	-	-	-	$ -	-	-	$ -	-	$ -
Jeff Howard	-	-	-	$ -	-	-	$ -	-	$ -
Kenneth Hedrick	-	-	-	$ -	-	-	$ -	-	$ -
James Stevens	-	-	-	$ -	-	-	$ -	-	$ -
Les Gutierrez	-	-	-	$ -	-	-	$ -	-	$ -

(1) This row represents the amount of outstanding equity awards to Sean Zarinegar by American Realty.

(2) This row represents the amount of outstanding equity awards to Sean Zarinegar by the Company.

[Table of Contents]

2016 Director Compensation Table

Name	Fees Earned	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Sean Zarinegar	$0		$0	—	—	—	—	$0
Jeff Howard	$0		$0	—	—	—	—	$0
Kenneth Hedrick	$0	$		—	—	—	—	$0
James Stevens	$0		$30,000	—	—	—	—	$30,000
Les Gutierrez	$0		$30,000	—	—	—	—	$30,000

The dollar amounts in the Stock Awards column reflect the values of equity awards as of the grant date, in accordance with ASC 718, Compensation - Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals.

Employment Agreement - Sean Zarinegar

Mr. Zarinegar initially worked for the Company on an independent contractor basis. On February 25, 2016, Jeff Howard executed, with approval from the Board of Directors, the Employment Agreement with Mr. Zarinegar on behalf of the Company (the “Employment Agreement”). As a result, Mr. Zarinegar became the Chief Financial Officer of the Company. Mr. Zarinegar has agreed to continue to serve on the Board of Directors at no cost (unless subsequently adjusted by the Board of Directors with Mr. Zarinegar abstaining). In exchange for his employment, the Company agrees to pay Mr. Zarinegar an annual salary equal to $120,000 on the dates consistent with the Company’s payroll schedule, or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater, unless, an opinion of counsel or the Company’s auditors conclude that the asset-based compensation limits or impairs the Company’s intent of becoming a real estate investment trust or impairs the Company’s status as a publicly reporting company in good standing under the rules promulgated by the United States Securities and Exchange Commission. On October 7, 2016, the Company amended the employment agreement and Mr. Zarinegar agreed to serve as the CFO of the Company at no cost.

The Company recognizes that Mr. Zarinegar is a significant employee to the Company, and has incurred and continues to incur risk and exposure in guaranteeing the First Key debt service of the Company and the debt of its subsidiaries, which ultimately benefits the Company and its shareholders. Recognizing that the consideration above does not completely compensate Mr. Zarinegar, the Company initially agreed to issue Mr. Zarinegar or his designee a total of 3,000,000 shares of the Company’s common stock on the first, second and third anniversary of the Employment Agreement. The Employment Agreement was subsequently amended on or about December 30, 2016. Pursuant to the amended Employment Agreement, Mr. Zarinegar agreed to waive his rights to this issuance in favor of a reduced issuance of 616,180 shares of the Company’s common stock for the period of February 25, 2016 through October 7, 2016. At the time of the amendment, Mr. Zarinegar had already received 439,401 shares of common stock on August 1, 2016. Mr. Zarinegar agreed to waive his rights to the issuance of the remaining 176,779 shares.

[Table of Contents]

Executive Agreement - Jeff Howard

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

In addition to the compensation identified above, the Company and Mr. Howard agreed to the following escalators either during the Initial Term or Renewal Term, if applicable: (a) The Company agrees to increase Executive's compensation by an additional Twenty-Five Thousand Dollars ($25,000.00) per annum and shall issue an additional issuance of Twenty-Five Thousand (25,000.00) shares of common stock in the Company to the Executive when the Company achieves the milestone of a gross revenue of One Million Dollars ($1,000,000.00) per annum; (b) The Company agrees to increase Executive's compensation by an additional Twenty-Five Thousand Dollars ($25,000.00) per annum when the Company has achieved the milestone of a gross revenue of One Million Five Hundred Thousand Dollars ($1,500,000.00) per annum; and (c) The Company agrees to increase Executive's compensation by an additional Twenty-Five Thousand Dollars ($25,000.00) per annum, and issue an additional issuance of Twenty-Five Thousand (25,000.00) Shares of Common stock in the Company to the Executive when the Company has achieved the milestone of a gross revenue of Two Million Dollars ($2,000,000.00) per annum. Mr. Howard resigned from the Company on October 25, 2016.

 Advisory Board Consulting and Compensation Agreement - Kenneth Hedrick (Director)

Pursuant to the Resolutions, the Board of Directors ratified and approved the Board Director Agreement for Director Kenneth Hedrick effective May 15, 2015. In consideration of Director's services, the Company issued 25,000 shares of the Company’s restricted common stock to Mr. Hedrick. He did not receive any compensation in fiscal year 2016 for his service as Director.

Board Director Agreement – James Stevens

Mr. Stevens was appointed to the Board of Directors on July 21, 2016. Pursuant to the Board Director Agreement, the Company compensated Mr. Stevens for his services by issuing Mr. Stevens 10,000 shares of the Company’s restricted common stock. Mr. Stevens served as the Chief Executive Officer and President for approximately one month after the resignation of Mr. Howard. Mr. Stevens resigned from the Board of Directors on November 29, 2016.

Board Director Agreement – Lez Gutierrez

Les Gutierrez was appointed to the Board of Directors on July 15, 2016. In connection with his appointment to the Board of Directors, Mr. Gutierrez entered into a Board Director Agreement, which provided that Mr. Gutierrez may be compensated by an issuance of 10,000 shares of the Company’s restricted common stock. As of December 31, 2016, those shares have not been issued to Mr. Gutierrez.

[Table of Contents]

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

The Company has 2 employees. Because of our limited resources, our Board does not currently have an established audit committee or executive committee. The current members of the Board perform the functions of an audit committee, governance/nominating committee, and any other committee on an as needed basis. If and when the Company grows its business and/or becomes profitable, the Board intends to establish such committees.

We do not have an Audit Committee or Nominating Committee.  Our Chief Executive Officer and Chief Financial Officer perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  We do not currently have a written audit committee charter or similar document. We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no business operations, management believes the services of a financial expert are not warranted.

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

[Table of Contents]

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table set forth in this subsection lists, as of March 16, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company; and (iii) all officers and directors as a group.

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

The percentages below are calculated based on 19,739,929 shares of our common stock issued and outstanding as of the date of the filing of this Form 10-K. Other than the stock grant issued to Mr. Zarinegar, and the stock options to Mr. Howard, as set forth above, we do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

[Table of Contents]

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Sean Zarinegar (1)	994,000	5.05%
Kenneth Hedrick (1)	25,000	<1.0%
Lez Gutierrez (1)	0	0%
William Bill	1,500,000	7.63%
Joaquin Flores, Jr. (1)	1,000,000	5.08%
Alfred Dimora	1,500,000	7.63%
Michael Ogburn (1)	1,000,000	5.08%
Brian Werner (1)	50,000	<1.0%

(1) Denotes officers, executives, and directors of the Company.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

As set forth above, the Company has engaged in, and anticipates that it will continue to engage in, related party transactions with American Realty, Performance Realty, ARP Borrower, ARP Borrower II, AHIT Valfre, and AHIT Northern. The Company believes that maintaining a relationship with these related parties will enhance its prospects of success and facilitate additional benefits for its shareholders. Further pursuant to ASC 850-10-50-6, the Company lists and provides details for all material Related Party transactions so that readers of the financial statements can better assess and predict the possible impact on performance.

Regarding transactions with related entities in the fiscal year ended December 31, 2016, the Company incorporates by reference its discussion of AHIT Northern and the Performance Realty Restructuring in Item 1.

[Table of Contents]

ITEM 14. – PRINCIPAL ACCOUNTING FEES

Aggregate fees billed by the Company's principal accountants, MaloneBailey, LLP, for audit services and aggregate fees billed by Eskew & Associates, CPAs and REDW LLC, for tax preparation in the most recent two fiscal years, were as follows:

	FISCAL 2016	FISCAL 2015
Audit Fees (1)	$125,000	$132,500
Tax Fees (2) (Eskew & Associates)	$6,995	$10,327
(REDW LLC)	$11,475	$3,300
Other Fees	$0	$0

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

[Table of Contents]

 PART IV

ITEM 15. EXHIBITS

Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Mutual Release and Agreement to Terminate Stock Issuance		8-K		10.1	01/19/2016
10.2	Purchase and Sale Agreement with Empire Residential Opportunity Fund III, LLC dated February 16 2016		8-K		10.1	02/25/2016
10.3	Purchase and Sale Agreement with Empire Residential Opportunity Fund V, LLC dated February 16, 2016		8-K		10.2	02/25/2016
10.4	First Amended Advisory Board Consulting and Compensation Agreement		8-K		1.0	02/26/2016
10.5	Employment Agreement		8-K		2.0	02/26/2016
10.6	Resolution of the Board of Directors (February 25, 2016)		8-K		3.0	02/26/2016
10.7	Board of Directors Resolution		8-K		10.1	04/06/2016
10.8	Closing Documents (Manley Purchase Agreement)		8-K		10.1	04/14/2016
10.9	Loan Cooperation Agreement (FirstKey Mortgage and AHIT Valfre)		8-K		10.1	04/21/2016
10.10	Balloon Note (AHIT Valfre)		8-K		10.2	04/21/2016
10.11	Guaranty and Pledge Agreement (AHIT Valfre GP)		8-K		10.3	04/21/2016
10.12	Guaranty Agreement (AHIT)		8-K		10.4	04/21/2016
10.13	Certificate of Amendment of Limited Liability Partnership (AHIT Valfre)		8-K		10.5	04/21/2016
10.14	First Amended Limited Liability Partnership Agreement (AHIT Valfre)		8-K		10.6	04/21/2016
10.15	Articles of Organization (AHIT Valfre GP)		8-K		10.7	04/21/2016
10.16	Operating Agreement (AHIT Valfre GP)		8-K		10.8	04/21/2016
10.17	Master UPREIT Formation Agreement dated July 13, 2016		8-K		10.1	07/27/2016
10.18	Contribution Agreement dated July 13, 2016		8-K		10.2	07/27/2016
10.19	Board of Director Agreement (Les F. Gutierrez)		8-K		10.3	07/27/2016
10.20	Board of Director Agreement (James Stevens)		8-K		10.4	07/27/2016
10.21	Employment Agreement (Jack Combs)		8-K		10.5	07/27/2016
10.22	Tobin & Company Agreement (dated August 18, 2016)		8-K		10.1	08/22/2016
10.23	Designation of Rights		8-K		10.1	08/24/2016
10.24	Stock Exchange Agreement		8-K		10.2	08/24/2016
10.25	Board Consent Regarding Issuance		8-K		10.3	08/24/2016
10.26	Board Director Agreement (Stevens)		8-K		31.1	10/28/2016
10.27	Employment Agreement (Mr. Zarinegar)		8-K		31.1	12/30/2016
10.28	First Amended Advisory Board Consulting and Compensation Agreement		8-K		31.2	12/30/2016
10.29	Employment Agreement (Stevens)		8-K		31.3	12/30/2016
10.30	First Amended Employment Agreement (Zarinegar)		8-K		31.4	12/30/2016
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

[Table of Contents]

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOUSING INCOME TRUST, INC.

Date: April 10, 2017	By: /s/ Michael Ogburn Michael Ogburn Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer and Principle Financial Officer)

/s/Micheal Ogburn

Michael Ogburn

Chairman of the Board

Chief Executive Officer

Chief Financial Officer

Chief Accounting Officer

/s/Brian Werner

Brian Werner

Director

/s/Joaquin Flores

Joaquin Flores

Director

/s/Sean Zarinegar

Sean Zarinegar

Director

Real Estate Committee

/s/Kenneth Hedrick

Kennety Hedrick

Director

Real Estate Committee

[Table of Contents]

AMERICAN HOUSING INCOME TRUST, INC.

FINANCIAL STATEMENTS

As of December 31, 2016 and 2015

And For the Year Ended December 31, 2016 and 2015

[Table of Contents]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Housing Income Trust, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of American Housing Income Trust, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. The financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Housing Income Trust, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the result of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 7, 2017

[Financial Index]

American Housing Income Trust, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

Investment in real estate:
Land	$ 6,736,848	$ 5,539,877
Building and improvements	4,866,537	3,680,502
	11,603,385	9,220,379
Less: accumulated depreciation and impairment	(476,139)	(223,450)
Investment in real estate, net	11,127,246	8,996,929
Cash	2,151	199,570
Accounts receivable	2,406	–
Other assets	233,277	221,033
Equipment, net	4,592	–

Total Assets	$ 11,369,672	$ 9,417,532

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$ 185,079	$ 88,210
Due to related parties	414,892	14,895
Note payable – related party	74,307	–
Prepaid rent received	13,048	39,598
Notes payable	5,076,733	4,271,665

Total Liabilities	5,764,059	4,414,368

Commitments (Note 15)

SHAREHOLDERS’ EQUITY

Preferred Stock, 9,980,000 shares authorized, $0.001 par value; no shares issued and outstanding (2015 – no shares)	–	–
Preferred Stock – Series A, 20,000 shares authorized, $0.001 par value; no shares issued and outstanding (2015 – no shares)	–	–
Common stock, 500,000,000 shares authorized, par value $0.01; 9,681,929 shares outstanding (2015 – 7,566,815 shares)	96,819	75,668
Additional paid-in capital	16,803,120	12,390,239
Accumulated deficit	(12,424,339)	(7,994,647)

Total American Housing Income Trust, Inc.’s Shareholders’ Equity	4,475,600	4,471,260
Non-controlling interest	1,130,013	531,904

Total Shareholders’ Equity	5,605,613	5,003,164

Total Liabilities and Shareholders’ Equity	$ 11,369,672	$ 9,417,532

(The accompanying notes are an integral part of these consolidated financial statements)

[Financial Index]

American Housing Income Trust, Inc.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Revenue
Rental revenues	$ 692,621	$ 465,765
Interest income	–	9,364
Other income	1,000	7,297

Total revenue	693,621	482,426

Expenses
Depreciation	156,977	105,863
General and administrative	4,390,762	2,623,592
Interest expense	384,744	265,688
Acquisition expense	–	325,000
Gain on forgiveness of debt	(8,088)	–
Impairment of real estate property	121,500	–

Total expenses	(5,045,895)	(3,320,143)

Net loss before (loss) gain on sale of properties	(4,352,274)	(2,837,717)

(Loss) gain on sale of properties	(77,418)	71,293

Net loss	(4,429,692)	(2,766,424)

Net loss attributable to non-controlling interest	–	–

Net loss attributable to common stockholders	$ (4,429,692)	$ (2,766,424)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders	$ (0.52)	$ (0.48)

Weighted average shares outstanding – basic and diluted	8,526,568	5,713,637

(The accompanying notes are an integral part of these consolidated financial statements)

[Financial Index]

American Housing Income Trust, Inc.

Consolidated Statement of Stockholders’ Deficit

	Preferred Stock – Series A		Common Stock		Additional			Total
	Shares	Amount	Shares	Amount	Paid-in	Accumulated	Non-controlling	Stockholders’
	#	$	#	$	Capital	Deficit	Interest	Equity

Balance – December 31, 2014	–	–	3,797,305	$ 37,973	$ 8,762,612	$ (5,228,223)	$ –	$ 3,572,362

Reverse merger adjustment	–	–	116,394	1,164	(173,347)	–	–	(172,183)

Issuance of shares for cash	–	–	1,450,966	14,510	3,045,995	–	–	3,060,505

Issuance of shares in exchange for real estate properties	–	–	171,040	1,710	298,290	–	–	300,000

Issuance of shares for services	–	–	2,049,000	20,490	456,510	–	–	477,000

Issuance of limited partnership units of AHIT-Valfre, LP in exchange for real estate properties	–	–	–	–	–	–	531,904	531,904

Common stock issued for beneficial round up	–	–	110	1	(1)	–	–	–

Cancellation of common stock	–	–	(18,000)	(180)	180	–	–	–

Net loss	–	–	–	–	–	(2,766,424)	–	(2,766,424)

Balance – December 31, 2015	–	–	7,566,815	$ 75,668	$ 12,390,239	$ (7,994,647)	$ 531,904	$ 5,003,164

Issuance of shares for cash	–	–	340,305	3,403	632,297	–	–	635,700

Issuance of shares in exchange for real estate properties	–	–	722,883	7,229	1,078,496	–	–	1,085,725

Issuance of shares for services	–	–	749,401	7,494	2,143,209	–	–	2,150,703

Issuance of limited partnership units of AHIT-NNMP, LLP in exchange for real estate properties	–	–	–	–	–	–	1,130,013	1,130,013

Issuance of shares upon conversion of limited partnership units of AHIT-Valfre, LP	–	–	300,026	3,000	522,086	–	(525,086)	–

Issuance of shares for escrows maintained under mortgages transferred to AHIT-Valfre, LP	–	–	3,896	39	6,779	–	(6,818)	–

Common stock rounding	–	–	(1,397)	(14)	14	–	–	–

Stock-based compensation	–	–	–	–	30,000	–	–	30,000

Net loss	–	–	–	–	–	(4,429,692)	–	(4,429,692)

Balance – December 31, 2016	–	–	9,681,929	$ 96,819	$ 16,803,120	$12,424,339	$1,130,013	$ 5,605,613

(The accompanying notes are an integral part of these consolidated financial statements)

[Financial Index]

American Housing Income Trust, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Cash Flows from Operating Activities

Net loss	$ (4,429,692)	$ (2,766,424)

Items not affecting cash:
Depreciation	156,977	105,863
Loss (Gain) on sale of assets	77,418	(71,293)
Gain on forgiveness of debt	(8,088)	–
Impairment of real estate properties	121,500	–
Issuance of shares for services	2,150,703	-
Stock-based compensation	30,000	477,000
Write-off of account receivable	50	–

Changes in operating assets and liabilities:
Accounts receivable	(2,456)	–
Prepaid expenses	(5,917)	(134,242)
Accounts payable	62,154	6,653
Accrued liabilities	45,798	34,285
Prepaid rent received	(26,550)	32,148
Due to related parties	(20,468)	(190,874)

Net Cash Used In Operating Activities	(1,848,571)	(2,506,884)

Cash Flows from Investing Activities

Purchase of real estate properties and improvements	(22,388)	(1,008,576)
Proceeds from sale of real estate properties	96,692	70,281
Proceeds from collection of promissory note receivable	–	120,000
Purchase of equipment	(5,116)	–

Net Cash Provided by (Used in) Investing Activities	69,188	(818,295)

Cash Flows from Financing Activities

Proceeds from the sale of common stock	635,700	3,060,505
Advance from related parties, net	572,254	–
Proceeds from notes payable, net of refinancing fees paid	445,364	1,088,000
Repayment of notes payable	(71,354)	(928,127)

Net Cash Provided by Financing Activities	1,581,964	3,220,378

Change in Cash	(197,419)	(104,801)

Cash – Beginning of Year	199,570	304,371

Cash – End of Year	$ 2,151	$ 199,570

Supplemental disclosures of cash flow information:
Interest paid	$ 322,206	$ 265,688
Income taxes paid	$ –	$ –

Non-cash investing and financing activities:
Stock issued for acquisition of real properties	$ 1,085,725	$ 300,000
Stock issued upon conversion of limited partnership units of AHIT-Valfre	$ 531,904	$ –
Notes payable issued with acquisition of real properties	$ 768,031	$ 2,445,648
Notes payable settled from sale of real properties	$ 267,702	$ 350,000
Issuance of limited partnership units of AHIT-Valfre in exchange for real estate properties	$ –	$ 531,904
Issuance of limited partnership units of AHIT-NNMP in exchange for real estate properties	$ 1,130,013	$ –
Refinancing of notes payable	$ 1,493,199	$ –
Reverse merger adjustment	$ –	$ 172,183
Cancellation of common stock	$ –	$ 180

(The accompanying notes are an integral part of these consolidated financial statements)

[Financial Index]

American Housing Income Trust, Inc.

Notes to the Consolidated Financial Statements

December 31, 2016

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

On August 10, 2016, the Company, and Northern New Mexico Properties, LLC, a New Mexico limited liability company closed on the Company’s acquisition of six single family residences, four apartments and sixteen mobile homes spaces located in New Mexico through an umbrella limited liability partnership organized in Maryland called “AHIT Northern NM Properties, LLP” (“AHIT NNMP). Pursuant to the AHIT NNMP Agreements, in consideration for the conveyance of the six single family residences, four apartments and sixteen mobile homes spaces, which were acquired by AHIT NNMP “subject to” existing mortgages, AHIT NNMP issued limited partnership interests to Northern New Mexico Properties, LLC.

The Company is in the business of acquiring and operating residential properties. As of the date of this filing, the Company holds title to 50 residential properties and 1 commercial property.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consoliation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US”). These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries ARP, AHIT Valfre, LLP, and AHIT Valfre GP, LLC, its subsidiary special purpose entities, ARP Pledgor, LLC, ARP Borrower, LLC, ARP Pledgor II, LLC, APR Borrower II, LLC, and variable interest entity AHIT NNMP, LLP. All significant intercompany transaction and balances have been eliminated. On June 24, 2015, the Company’s fiscal year-end is changed from January 31 to December 31.

[Financial Index]

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

Property/Single-Family Residences (“SFRs”) acquired not subject to an existing lease are accounted for as an asset acquisition, with the property recorded at the purchase price, including acquisition costs. We incur costs to prepare our acquired properties to be rented. These costs are capitalized and allocated to building costs. Costs related to the restoration or improvement of our properties that improve and extend their useful lives are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary repairs and maintenance are expensed as incurred.

Depreciation is computed on a straight-line basis over the useful lives of the properties (building and improvements – 27 years).

f)	Equipment

Equipment consists of computer hardware and is recorded at cost, less accumulated depreciation. Equipment is amortized on a straight-line basis over its estimated life of 3 years.

g)	Accounts Receivable

Accounts receivable represent the amount of rent receivables and interest receivable from promissory notes receivable invested by the Company, net of any allowance for amounts deemed uncollectible. The Company assesses these balances for collectability on a quarterly basis. At December 31, 2016, the Company has $2,120 (2015 - $nil) of allowance for amounts deemed uncollectible.

[Financial Index]

h)	Impairment of Long-lived Assets

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

i)	Fair Value of Financial Instruments

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

The Company does not have any financial instruments that are required to be measured and recorded at fair value on a recurring basis.

j)	Non-controlling Interest

Limited partnership units in AHIT NNMP that are not owned by the Company are presented as non-controlling interest in the equity section of our consolidated balance sheets.

Our limited partners do not have the right to share in the net income or losses of AHIT NNMP but have the right to convert all or part of their partnership units to common shares of the Company on a one-for-one basis following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling limited partnership units of AHIT NNMP for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption. As of December 31, 2016, there were 500,614 limited partnership units outstanding in AHIT NNMP.

[Financial Index]

k)	Revenue Recognition

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

l)	Stock-based Compensation

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

m)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The effective date will be the first quarter of fiscal year 2019 with early adoption permitted. Management continues to assess the overall impact the adoption of ASU 2016-02 will have on the Company’s financial statements.

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

[Financial Index]

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. During the year ended December 31, 2016, the Company incurred a net loss of $4,429,692, and as at December 31, 2016, the Company has accumulated losses of $12,424,339 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been successful in raising cash through equity offerings in the past. The Company has financing efforts in place to continue to raise cash through equity offerings.

 Management has developed a plan to continue operations. This plan includes obtaining equity financing and reducing expenses. During the year ended December 31, 2016, the Company received $635,700 net proceeds from equity financing. Although the Company has successfully completed financings in the past fiscal years, the Company cannot assure that the plans to address these matters in the future will be successful.

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

[Financial Index]

6.	Formation of AHIT-Valfre

On August 1, 2015, the Company entered into the Master UPREIT Formation Agreement resulting in the formation of AHIT Valfre, LLP, a Maryland limited liability partnership. The Company is the General Partner of the limited liability partnership. AHIT Valfre is intended to serve as an umbrella partnership real estate investment trust, commonly referred to as an "UPREIT". On August 3, 2015, AHIT Valfre acquired from the Valfre limited partners, nine properties in exchange for a total consideration of approximately $1,735,000 consisting of 300,026 common units in the UPREIT valued at approximately $532,000, which carry with them certain option rights into shares of common stock in the Company and the assumption of certain mortgage notes totaling approximately $1,203,000. The Company also agreed to reimburse the limited partners for any escrows maintained under the existing mortgages and assigned to the UPREIT. On November 8, 2016, the Company issued 300,026 shares of common stock of the Company upon conversion of the 300,026 common units in the UPREIT. On November 8, 2016, the Company issued 3,896 shares of common stock to reimburse the limited partners for the escrows assigned to the UPREIT.

7.	Formation of AHIT-NNMP

On July 13, 2016, the Company entered into the Master UPREIT Formation Agreement set forth in Section 1, above, resulting in the formation of AHIT NNMP, LLP, a Maryland limited liability company. The Company is the General Partner of the limited liability partnership. AHIT NNMP is intended to serve as an umbrella partnership real estate investment trust, commonly referred to as an "UPREIT". On August 10, 2016, AHIT NNMP acquired from the Northern New Mexico Properties, LLC, six single family residences, four apartments and sixteen mobile homes spaces located in New Mexico in exchange for a total consideration of approximately $1,333,000 consisting of 500,614 common units in the UPREIT valued at approximately $1,130,000, which carry with them certain option rights into shares of common stock in the Company and the assumption of certain mortgage notes totaling to approximately $203,000.

8.	Investment in Real Estate

	December 31, 2016	December 31, 2015

Cost of real estate properties	$ 11,603,385	$ 9,220,379
Accumulated depreciation	(354,639)	(223,450)
Impairment of real estate properties	(121,500)	–

Balance at the end of the period	$ 11,127,246	$ 8,996,929

On March 18, 2016, the Company sold one property to a related party for $211,201 and recognized a gain on sale of $4,982.

On April 11, 2016, the Company purchased two properties and two parcels of land for the purchase price of $1,650,000. Consideration given for the purchase consisted of 722,883 shares of common stock issued worth $1,085,725, assumption of debt of $563,755 and cash paid of $520. Of the $1,650,000 purchase price for the real estate. $1,039,420 was allocated to land and $610,580 was allocated to buildings and improvements.

On August 10, 2016, the Company acquired six single family residences, four apartments and sixteen mobile homes spaces located in New Mexico for the purchase price of $1,333,000. Consideration given for the purchase consisted of 500,614 common units of AHIT NNMP valued at approximately $1,130,000, and assumption of debt of approximately $203,000. Of the $1,333,000 purchase price for the real estate, $330,463 was allocated to land and $1,002,567 was allocated to buildings.

On December 23, 2016, the Company sold one property and one parcel of land for $218,500 and recognized a loss on sale of $29,320.

On December 29, 2016, the Company sold one parcel of land for $90,000 and recognized a loss on sale of $53,080.

During the year ended December 31, 2016, the Company recorded depreciation expense of $156,453 (2015 - $105,863) and impairment of $121,500 (2015 - $nil).

[Financial Index]

9.	Equipment
	Cost	Accumulated Depreciation	December 31, 2016 Net Carrying Value	December 31, 2015 Net Carrying Value

Computer hardware	$ 5,116	$ 524	$ 4,592	$ –

During the year ended December 31, 2016, the Company purchased $5,117 (2015 - $nil) of computer equipment. During the year ended December 31, 2016, the Company record depreciation expense of $524 (2015 - $nil).

10.	Prepaid Rent Received
	December 31, 2016	December 31, 2015

Balance, beginning of year	$ 39,598	$ 7,450
Prepaid rent recognized as revenue during the year	(160,559)	(7,450)
Prepaid rent received during the year	134,009	39,598

Balance, end of year	$ 13,048	$ 39,598
11.	Related Party Transactions

a) ARP has been advised and managed by Performance Realty Management, LLC ("PRM"), an Arizona limited liability company (the "Manager"). At the formation of ARP, ARP agreed to pay the Manager of ARP quarterly management fees equal to the greater of: (a) $120,000 on an annual basis, or (b) 1% of the total assets of ARP in consideration for the management services to be rendered to or on behalf of ARP by the Manager. On December 21, 2015, ARP amended its operating agreement with PRM wherein it ratified the issuance of 1,000,000 post-split shares of restricted common stock as the sole compensation paid to PRM for serving as manager of ARP. Commencing January I, 2016, PRM started to serve as the Manager of ARP at no cost. During the year ended December 31, 2016, the Company recorded management fees of $nil (2015 -$120,000). As at December 31, 2016, ARP is indebted to the Manager of ARP for $363,698 (December 31, 2015 -ARP is owed $2,455 from the Manager of ARP), which represents advances provided by the Manager of ARP for daily operations. The amount due is unsecured, non-interest bearing and due on demand. On January 20, 2015, ARP also acquired a 46% “Tenant in Common” (TIC) ownership interest in a real property owned by PRM for a total consideration of approximately $208,000. Subsequent to December 31, 2015, ARP sold its ownership interest in the property to PRM for approximately $211,000. See m) below.

On January 16, 2015, PRM entered into a promissory note agreement on behalf of ARP for $150,000. The loan bore interest at 16% per annum and was payable on July 16, 2015. The loan was collateralized by a deed of trust on a real estate property owned by ARP. The proceeds from the note was used to purchase another real estate property. On May 12, 2015, ARP repaid the $150,000 note.

b) On May 15, 2015, the Company entered into an Advisory Board Consulting and Compensation Agreement with a director of the Company pursuant to which the Company agreed to issue 1,000,000 shares of common stock to the director. In addition, the Company agreed to pay the director an annual fee equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. During the year ended December 31, 2016, the Company recorded management fees of $18,276 (2015 - $nil). The 1,000,000 shares of AHIT were issued on July 6, 2015. On February 25, 2016, the Company amended the Advisory Board Consulting and Compensation Agreement and the director agreed to serve on the Board of Directors at no cost.

[Financial Index]

c) On February 25, 2016, the Company entered into an employment agreement with the former CFO of the Company for a period of three years.  The Company agreed to pay the former CFO an annual salary equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater.  The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary.  On December 30, 2016, the Company amended the employment agreement and the former CFO of the Company agreed to serve as the CFO of the Company at no cost.  The former CFO also agreed to waive his rights to the share issuance in favor of a reduced issuance of 616,180 shares of the Company’s common stock for the period of February 25, 2016 through October 7, 2016.  On August 1, 2016, before the amendment, the Company issued 439,401 shares of common stock to PRM, pursuant to a Designation and Acceptance of Rights entered into between PRM, the Company, and the former CFO.   During the year ended December 31, 2016, the Company recorded stock-based compensation of $1,318,203 (2015 - $nil), which is included in general and administrative expense.   The former CFO agreed to waive his rights to the issuance of the remaining 176,779 shares of common stock.

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

e) On July 15, 2016, the Company entered into a Consultancy Agreement with the Vice President of the Company for consulting services. The Consultancy Agreement is for a term of one year. In addition to a $30,000 signing bonus, the Company has agreed to issue 25,000 restricted shares as compensation and bi-weekly monetary compensation that is on par with the value of the services provided by the Vice President. On July 20, 2016, the Company issued the 25,000 shares of common stock with a fair value of $75,000 to the Vice President of the Company.

f) On July 15, 2016, the Company entered into a Board Director Agreement whereby the Company has agreed to issue 10,000 restricted shares of common stock as compensation. In addition to the 10,000 shares of common stock, the Company has agreed to pay the Director from time to time monetary and equity compensation for the services. As at December 31, 2016, the Company has not issued the 10,000 shares.

g) On July 21, 2016, the Company entered into a Board Director Agreement whereby the Company has agreed to issue 10,000 restricted shares of common stock as compensation. In addition to the 10,000 shares of common stock, the Company has agreed to pay the Director from time to time monetary and equity compensation for the services. On October 31, 2016, the Company issued the 10,000 shares of common stock with a fair value of $30,000.

h) On July 28, 2016, PRM was issued 439,401 shares of common stock in the Company pursuant to a Designation and Acceptance of Rights (the “Designation”) entered into between PRM, the Company, and the former CFO of the Company.

On August 15, 2016, as part of a restructuring of related parties, PRM and the Company closed on a Stock Exchange and Restructuring Agreement (the “Exchange Agreement”). As a result of the closing of the Exchange Agreement, those prior members of PRM were issued shares of common stock in the Company.

i) As of December 31, 2016, the Company is indebted to the former CFO of the Company, and three companies owned by the former CFO of the Company, for a net $44,030 (2015 - $3,050), which represents advances made to the Company by the former CFO and the three companies owned by the former CFO. The amount due is unsecured, non-interest bearing and due on demand.

j) As of December 31, 2016, the Company is indebted to the limited partner of AHIT Valfre, LLP for $136 (2015 - $nil), of repair expenses the limited partner paid on behalf of the Company.

k) As of December 31, 2016, the Company is indebted to the limited partner of AHIT NNMP, LLP for $7,028 (2015 - $nil), which represents $4,211 of expenses owed from the limited partner and $11,239 of management fees owed to the limited partner.

l) On August 10, 2016, the Company assumed a note in the principal amount of $76,876 through the acquisition of the AHIT NNMP properties. The note is held by one of the partners of the limited partner of AHIT NNMP. The note bears interest at 4.50% and is due on June 1, 2026. As of December 31, 2016, the principal balance of the loan is $74,307.

m) On March 18, 2016, the Company sold its interest in one of the Company’s properties to PRM for $211,200 and recognized a gain of $4,982 on sale of asset. In connection with the sale, the Company paid commissions to Core Performance Realty, a related party, amounting to $3,855.

[Financial Index]

12.	Notes Payable

	December 31, 2016 $	December 31, 2015 $

Mortgages payable on February 20, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	194,984	203,343
Promissory note payable on November 1, 2019, bearing interest at 5.371% per annum, collateralized by the real estate properties titled to ARP Borrower, LLC and 100% equity ownership in ARP Borrower, LLC. The note is also secured by the Company	1,628,276	1,651,183
Promissory note payable on December 1, 2020, bearing interest at 5.88% per annum, collateralized by the real estate properties titled to ARP Borrower II, LLC and 100% equity ownership in ARP Borrower II, LLC	956,815	968,000
Promissory note payable on May 27, 2017, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate property purchased with the loan	180,000	180,000
Promissory note payable on July 8, 2017, bearing interest at 18% per annum initially and at 12% per annum after four months, collateralized by a deed of trust on the real estate property purchased with the loan	80,000	80,000
Promissory note payable on April 1, 2017, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate properties titled to ARP	122,298	–
Promissory note payable on January 1, 2022, bearing interest at 10% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	350,000	–
Mortgage payable on April 1, 2053, bearing interest at 2% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	244,767	–
Promissory note payable on May 1, 2021, bearing interest at 6.07% per annum, collateralized by the real estate properties titled to AHIT Valfre, LLP and ARP Borrower, LLC	1,196,022	–
Mortgage payable on April 1, 2028, bearing interest at 2.985% per annum, collateralized by the real estate property purchased with the loan	123,571	–
Mortgage payable on April 1, 2018, bearing interest at 5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	–	18,861
Mortgage payable on July 1, 2029, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	–	91,943
Home Equity Line-of-credit, bearing interest at a variable interest rate, collateralized by a deed of trust on the real estate properties purchased with the loan	–	46,108
Mortgage payable on October 1, 2035, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	–	140,512
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	–	113,036
Mortgage payable on July 1, 2041, bearing interest at 5.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	–	274,905
Home Equity Line-of-credit, bearing interest at 8.25% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	–	34,484
Mortgage payable on June 1, 2043, bearing interest at 4.125% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	–	132,362
Mortgage payable on December 1, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	–	111,168
Mortgage payable on January 1, 2022, bearing interest at 4.375% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	–	16,683
Mortgage payable on September 1, 2033, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	–	76,336
Home Equity Line-of-credit payable on January 13, 2040, bearing interest at 2.76% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	–	50,215
Mortgage payable on November 1, 2026, bearing interest at 4.5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	–	82,526

	5,076,733	4,271,665
Note payable – relate party, payable on June 1, 2026, bearing interest at 4.5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	74,307	–
	5,151,040	4,271,665

[Financial Index]

On April 18, 2016, AHIT-Valfre closed financing with FirstKey Mortgage, LLC and entered into a balloon note for $1,203,000, bearing interest at 6.07% per annum and due on May 1,2021. The note is collateralized by the real estate properties titled to AHIT Valfre. The proceeds from the balloon note were used to pay off mortgages previously assumed by AHIT-Valfre on August 3, 2015.

Effective July 8, 2016, the deed of trust and $80,000 promissory note owed by the Company was amended such that the maturity date was extended from July 8, 2016 to July 8, 2017. Commencing July 8, 2016, the promissory note will bear interest 18% per annum initially and then 12% per annum after four months.

On November 8, 2016, the Company entered into a promissory note for $90,000, bearing interest at 12% per annum and due on November 8, 2017. The note is collateralized by a real estate property titled to ARP. On December 23, 2016, the Company sold the property and repaid principal amount of $90,000.

Effective November 27, 2016, the $180,000 promissory note owed by the Company was amended such that the maturity date was extended from November 27, 2016 to May 27, 2017.

On December 7, 2016, the Company amended a Promissory Note with original principal balance of $314,831 whereby the creditor provided additional funding of $11,435 to the Company. The accrued interest to December 7, 2016 ($21,689) and the interest from December 8, 2016 to December 31, 2016 ($2,045) were also added to the new principal. The principal amount of the new note is $350,000. The new note bears interest at 10% per annum and is due on January 1, 2022. The Company evaluated the application of ASC 470-50 and ASC 470-60 by Debtors and determined the original and new debt instruments are not substantially different and the revised terms constituted a debt modification rather than a debt extinguishment.

The following table schedules the principal payments on the notes payable for the next five years and thereafter as of December 31, 2016:

Year	Amount
2017	$ 460,964
2018	82,604
2019	1,637,530
2020	966,215
2021	1,166,682
thereafter	837,045

Total	$ 5,151,040

At December 31, 2016, the weighted-average interest rate on short-term borrowings outstanding was 15.43%. The average amount of short-term borrowings during the year ended December 31, 2016 was $186,667. The average interest on short-term borrowings during the year ended December 31, 2016 was $26,562.

13.	Common Stock

a)	On February 4, 2015, the board of directors of the Company approved a 1,000 to 1 reverse stock split of the Company’s common stock which resulted to the increase in the par value of the Company’s common stock from $0.00001 to $0.01. All common stock amounts have been retroactively adjusted for all periods presented.
b)	On May 15, 2015, the Company issued 1,000,000 shares of common stock with a fair value of $200,000 pursuant to the Advisory Board Consulting and Compensation Agreement as described in Note 11(b).
c)	On July 6, 2015, the Company issued 25,000 shares of common stock with a fair value of $5,000 pursuant to the Director Agreement.
F-15-

[Financial Index]

d)	On September 18, 2015, the Company issued 18,000 shares of common stock with a fair value of $54,000 pursuant to the consulting agreement. On November 24, 2015, the consulting agreement was terminated. During the year ended December 31, 2015, the Company reversed the fair value of $54,000 recognized as general and administrative expense as the Company entered into a Mutual Release agreement pursuant to which the 18,000 shares of common stock were cancelled.
e)	On September 18, 2015, the Company issued 6,000 shares of common stock with a fair value of $18,000 pursuant to the consulting agreement.
f)	On September 21, 2015, the Company issued 1,000,000 shares of common stock with a fair value of $200,000 to PRM upon receipt of written notice from PRM pursuant to the Subsidiary Agreement as described in Note 15(a).
g)	During the year ended December 31, 2015, the Company issued 413,669 post-split shares of common stock at $3 per share for cash proceeds of $1,241,003.
h)	During the year ended December 31, 2015, the Company authorized the sale of 1,037,297 post-split shares of common stock and received total proceeds of $1,819,502.
i)	During the year ended December 31, 2015, the Company issued 171,040 post-split shares of common stock in exchange for real estate properties with a fair value of $300,000.
j)	On January 1, 2016, the Company cancelled 1,397 shares of common stock due to rounding errors in share issuances from year ended December 31, 2015.

k)	On August 1, 2016, issued 439,401 shares of common stock with a fair value of $1,318,203 to PRM, pursuant to a Designation and Acceptance of Rights entered into between PRM, the Company, and the former CFO and the employment agreement as disclosed in Note 11(c).

l)	On April 11, 2016, the Company issued 722,883 shares of restricted common stock of the Company with a fair value of $1,085,725 in exchange for real estate properties.

m)	On April 4, 2016, the Board of Directors approved a Stock Repurchase Program. The Stock Repurchase Program became effective on April 5, 2016 and will allow the Company to repurchase up to $2,000,000 of its common stock. The Stock Repurchase Program expires on the earlier of November, 1, 2016 or a determination by the Board of Directors that the original conclusions and determinations by the Board of Directors in support of the Stock Repurchase Program are no longer valid or no longer consistent with the Company’s short-term and long-term objectives. As of November 1, 2016, the expiry of the Stock Repurchase Program, the Company had not repurchased any shares as part of the Stock Repurchase Program.

n)	On July 15, 2016, the Company recognized stock-based compensation of $30,000 pursuant to the board director agreement as disclosed in Note 11(f). The fair value of $30,000 is included in additional paid-in capital as at December 31, 2016.

o)	On July 20, 2016, the Company issued 25,000 shares of common stock with a fair value of $75,000 pursuant to the consultancy agreement as disclosed in Note 11(e).

p)	On July 20, 2016 and July 26, 2016, the Company issued an aggregate of 200,000 shares of common stock with a fair value of $600,000 pursuant to the employment agreements as disclosed in Note 15.

[Financial Index]

q)	On July 21, 2016, the Company recognized stock-based compensation of $30,000 pursuant to the board director agreement as disclosed in Note 11(g). On October 31, 2016, the Company issued the 10,000 shares of common stock.

r)	On July 22, 2016, the Company issued 25,000 shares of common stock to an employee of the Company with a fair value of $75,000.

s)	On October 12, 2016, the Company issued 25,000 shares of common stock with a fair value of $37,500 pursuant to a transfer agent and registrar agreement.

t)	On November 28, 2016, the Company issued 25,000 shares of common stock with a fair value of $15,000 pursuant to the agreement as disclosed in Note 15(c).

u)	On November 8, 2016, the Company issued 300,026 shares of common stock upon conversion of 300,026 common units in the AHIT-Valfre UPREIT. Refer to Note 4.

v)	On November 8, 2016, the Company issued 3,896 shares of common stock with a fair value of $6,819 pursuant to the Master UPREIT Formation Agreement as disclosed in Note 4.

w)	During the year ended December 31, 2016, the Company issued 144,705 shares of common stock at $3 per share for cash proceeds of $434,100.

x)	During the year ended December 31, 2016, the Company issued 159,100 shares of common stock at $1 per share for cash proceeds of $159,100.

y)	During the year ended December 31, 2016, the Company received proceeds of $42,500 pursuant to stock subscription agreements, whereby the Company will issue 36,500 shares of common stock of the Company.

14.	Single Family Residence Acquisitions

As of December 31, 2016, the Company owns 53 residential properties and 1 commercial property. The estimated useful life of the buildings and improvements related to these assets is 27 years. The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, aggregate net investment, and average investment for each home acquired.

MSA / Metro Division	Number of Homes	Aggregate Investment	Average Investment per Home
Arizona	41	$ 8,254,699	$ 201,334
California	3	1,650,000	550,000
New Mexico	7	1,333,000	190,429
Texas	3	365,686	121,895

Total and Weighted Average	54	$ 11,603,385	$ 204,692

The Company computes depreciation using the straight-line method over the estimated useful lives of 27 years for building cost. The Company makes this determination based on subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

[Financial Index]

15.	Commitments and Contingencies

a)	On May 15, 2015, ARP entered into Parent-Subsidiary and Operations Agreement (“Subsidiary Agreement) with the Company and Performance Realty Management, LLC (“PRM”). Pursuant to the Subsidiary Agreement, the Company agreed to be bound by ARP’s Operating Agreement dated November 1, 2013. The Subsidiary Agreement was amended on June 29, 2015 to provide for the issuance of 1,000,000 post-split shares of the Company as consideration for services to be rendered by PRM upon written notice to the Company. On December 21, 2015, ARP amended its operating agreement with PRM wherein it ratified the issuance of the 1,000,000 post-split shares of restricted common stock as the sole compensation paid to PRM for serving as manager of ARP.

b)	On July 15, 2016, the Company executed an Engagement Letter (the “Agreement”) with Tobin & Company Securities, LLC, (“Tobin”) whereby Tobin will provide a variety of financial advisory services for consideration of $20,000. Upon the Company’s securing of investment through capital sources introduced to the Company by Tobin, Tobin will receive an additional fee equal to five percent (5%) of the total debt or equity proceeds received by the Company. The term of the Agreement is six months.

c)	On November 14, 2016, the Company entered into a Professional Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”) for a term of one year. In consideration of the consulting services, the Company agreed to pay, during the first 3 month period, $5,000 per month and issue 25,000 shares of restricted common stock. During the remaining term, the Company agreed to pay $5,000 per month and issue $15,000 worth of restricted common stock of the Company every 3 months.

Employment Agreements

On April 15, 2016, the Company entered into employment agreements with two individuals for a term of one year. The Company agreed to issue an aggregate of 200,000 restricted shares as compensation and weekly monetary compensation that is on par with the value of the services provided by the consultants. On July 20, 2016 and July 26, 2016, the Company issued an aggregate of 200,000 shares to the consultants.

On July 15, 2016, the Company entered into an employment agreement with the Vice President of the Company for a term of one year. The Company agreed to issue 25,000 restricted shares as compensation and bi-weekly monetary compensation that is on par with the value of the services provided by the Vice President of the Company. In addition, the Company agreed to pay the Vice President a signing bonus of $30,000. On July 20, 2016, the Company issued 25,000 shares to the Vice President of the Company.

On December 8, 2016, the Company entered into an employment agreement with its Property Manager for an initial term of six months (“Probation Period”). During the Probation Period, the compensation is to be determined solely by the Company exercising its sole discretion. Following the Probation Period, the Company shall pay the Property Manager compensation equal to 5% of gross rental income from the Company’s tenants.

[Financial Index]

Lease Agreements

The Company rents properties under non-cancellable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at December 31, 2016 through the end of their term, are as follows:

Fiscal Year 2017	$ 312,633
Fiscal Year 2018	31,320
Fiscal Year 2019	8,413

Total	$ 352,366

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

Other Matters

The Company, due to the nature of its relationship with PRM, has been the subject of an investigation by the State of Idaho. The specific focus of the investigation is not clear at this time.

The State of Arizona’s Corporation Commission, Securities Division issued a letter and subpoena for formal interview on March 21, 2017. The specific focus of the investigation is not clear at this time.

[Financial Index]

16.	Income Taxes

The Company’s deferred tax assets as of December 31, 2016 and 2015 consist of the following:

	December 31, 2016	December 31, 2015

Non-operating loss carry forward (NOL) at 34%	$ 2,232,690	$ 940,029
Less: valuation allowance	(2,232,690)	(940,029)

Net deferred tax asset form NOLs	–	–

Prepaid rent at 34%	(9,027)	10,641
Depreciation at 34%	(3,556)	2,621
Disposal of properties at 34%	(3,994)	(12,708)
Less: valuation allowance	16,577	(554)

	$ –	$ –

The Company follows ASC Topic 740, “Accounting for Income Taxes,” to recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that it has taken or expects to be taken on a tax return. As of December 31, 2016, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its consolidated financial statements. The Company is not subject and has not been subject to any federal or state income tax examinations.

The Company had federal and state net operating loss carry forwards of approximately $6,566,736 as of December 31, 2016. The tax loss carry forwards are available to offset future taxable income with the federal and state carry forwards beginning to expire in 2028.

The realization of the tax benefits are subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is not likely that its net deferred tax assets will ultimately be recovered; as such, it recorded a valuation allowance for the net operating loss.

17.	Subsequent Events

On January 11, 2017, the Company sold one property for $194,000.

On February 14 2017, the Company sold one property for $258,500.

On March 1, 2017, the Company entered into a Stock Exchange Agreement with IX Biotechnology, Inc. (“IXB”), a company focused on the production of certified organic cannabidol oil (“CBD”). The transaction closed on April 7, 2017 and, pursuant to the agreement, the Company issued 10,000,000 shares of its restricted common stock in exchange for all the issued and outstanding shares of IXB. As a result of the Stock Exchange Agreement the Company will become IXB’s sole shareholder, making IXB a subsidiary of the Company. In conjunction with the closing of the Stock Exchange Agreement, the Company has restructured its Board of Directors resulting in Michael Ogburn being appointed its new Chairman of the Board, Chief Executive Officer and Chief Financial Officer, and has also appointed two new directors, Joaquin Flores and Brian Werner.

[Financial Index]

On March 13, 2017, the Board of Directors adopted the Company’s Second Amended Bylaws, forming the Real Estate Committee (the “Committee”). The Committee will be charged with managing all business-related matters regarding the Company’s real estate holdings. Directors Sean Zarinegar, Kenneth Hedrick, and Les Gutierrez were appointed to serve as members of the Committee.

On March 13, 2017, the Company sold one property for $75,000.

Subsequent to the year ended December 31, 2016, the Company received proceeds of $83,166 pursuant to stock subscription agreements, whereby the Company issued 83,166 shares of common stock of the Company.

Subsequent to the year ended December 31, 2016, the Company received proceeds of $50,000 pursuant to stock subscription agreements, whereby the Company will issue 50,000 shares of common stock of the Company.

On April 1, 2017, the Company amended the Limited Liability Partnership Agreement of AHIT-NNMP dated July 13, 2016. Pursuant to the amendment, the limited partner may at its sole option, purchase from the Company its partnership interest for the sum of $35,000 commencing July 14, 2017.

[Financial Index]

Schedule III – Real Estate and Accumulated Depreciation

As at December 31, 2016

		Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisitions		Total Cost
Market Location	Number of Properties Owned	Number of Encumbered Properties	Encumbrances(1)	Land	Building	Land Improvements	Building Improvements	Land and Land Improvements	Building and Improvements	Total	Accumulated Depreciation(2)	Impairment	Date of Construction Range	Date Acquired
Anthem, AZ	17	17	$ 1,675,163	$2,623,014	$ 667,058	$ –	$ 101,434	$ 2,623,014	$ 768,492	$ 3,391,506	$ 99,078	$ –	1999 – 2006	2011 – 2015
Avondale, AZ	1	1	85,167	86,400	21,600	–	13,952	86,400	35,552	121,952	3,060	–	1991	2014
Hughson, CA	3	3	519,098	1,039,420	610,580	–	–	1,039,420	610,580	1,650,000	16,356	–	1926 – 1975	2016
Los Alamos, NM	1	–	–	25,003	100,013	–	–	25,003	100,013	125,016	1,451	–	1949	2016
Mesa, AZ	1	1	104,027	232,000	58,000	–	6,872	232,000	64,872	296,872	8,320	–	1987	2013
New River, AZ	1	1	92,089	192,000	48,000	–	11,171	192,000	59,171	251,171	6,232	–	2007	2014
Peoria, AZ	2	2	163,033	298,400	74,650	–	2,300	298,400	76,950	375,350	13,590	–	1994 - 2004	2012
Phoenix, AZ	6	6	570,547	541,760	135,440	126,843	432,046	668,603	567,486	1,236,089	64,399	53,054	1964 - 2014	2011 – 2015
Prescott, AZ	1	1	170,860	240,000	60,000	–	2,657	240,000	62,657	302,657	3,932	–	1983	2015
Rio Rancho, NM	2	–	–	49,404	197,615	–	–	49,404	197,615	247,019	2,867	–	1972 – 1980	2016
Santa Fe, NM	3	1	123,571	124,012	496,047	–	–	124,012	496,047	620,059	7,198	68,446	1960 – 1968	2016
Scottsdale, AZ	2	2	218,134	297,843	74,461	–	21,629	297,843	96,090	393,933	13,903	–	1974 – 1998	2012 – 2015
Sun City West, AZ	1	1	98,836	96,000	24,000	–	28,869	96,000	52,869	148,869	4,628	–	1987	2014
Truth or Consequence, NM	1	1	74,307	132,045	208,862	–	–	132,045	208,862	340,907	3,031	–	Multi	2016
Tucson, AZ	5	5	485,325	254,298	593,363	–	565	254,298	593,928	848,226	30,956	–	1972 – 2006	2015
Vail, AZ	4	4	500,231	266,422	621,651	–	–	266,422	621,651	888,073	32,423	–	2001 – 2006	2015
Willis, TX	3	3	194,984	238,827	81,859	–	45,000	238,827	126,859	365,686	43,215	–	1985	2014

	54	49	$ 5,075,372	$6,736,848	$4,073,199	$ 126,843	$ 666,495	$ 6,863,691	$ 4,739,694	$11,603,385	$ 354,639	$ 121,500

(1)	Encumbrances include the number of properties collateralized by deeds of trust as well as the aggregate value of outstanding debt attributable to such properties.
(2)	Depreciation of building and improvements is computed on a straight-line basis over the estimated useful life of 27 years, with no salvage value.

The changes in investments in real estate for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Balance, beginning of year	$ 9,220,379	$ 5,291,868
Acquisition of real estate	2,983,000	3,665,362
Improvements	22,388	654,668
Disposition and other	(622,382)	(391,519)
Balance, end of year	$ 11,603,385	$ 9,220,379

The changes in accumulated depreciation for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Balance, beginning of year	$ 223,450	$ 119,398
Depreciation expense	156,453	105,863
Disposition and other	(25,264)	(1,811)
Impairment of real estate properties	121,500	-
Balance, end of year	$ 476,139	$ 223,450

