Form 10-K/A
period 2016-12-31
American Housing Income Trust, Inc.
filed 2017-04-18
CIK 1433821

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

Yes ( )   No  (X)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 17, 2017: 19,739,929.

[Table of Contents]

DOCUMENTS INCORPORATED BY REFERENCE

The Company incorporates by reference its registration statement on Form S-11/A and its

Post-Effective Amendment No. 3, effective September 19, 2016.

AMERICAN HOUSING INCOME TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

[Table of Contents]

Explanatory Note

This amended annual report on Form 10-K is filed to correct minor clerical errors in Item 10, including the names and ages of certain employees of American Housing Income Trust, Inc. (the “Company”).  The remainder of the annual report is unchanged.

This amendment does not include the Company’s audited financials.  For information regarding the Company’s financials, please see the Company’s original filing on Form 10-K, dated April 10, 2017

PART I

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

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company incorporates by reference the audited financial statements beginning on page F-1 of the Company’s original 10-K filing on April 10, 2017.

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

ITEM 9B. – OTHER INFORMATION

None.

[Table of Contents]

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers, other executive management and directors as of December 31, 2016:

Name (Age)	Current Position(s)	Position(s) Held in Fiscal Year 2016
Sean Zarinegar (45)	Director, Member of Real Estate Committee	Director; Chairman of the Board of Directors, Chief Financial Officer, and Treasurer (2/25/2016 – 3/13/2017); Chief Executive Officer and President (11/29/2016 – 3/13/2017).
Jeff Howard (53)	N/A	Director, President and Chief Executive Officer (1/1/2016 – 10/25/2016)
James Stevens (57)	N/A	Director, President and Chief Executive Officer (10/25-2016 – 11/29/2016)
Kenneth Hedrick (47)	Director, Member of Real Estate Committee	Director
Les Gutierrez (64)	Director, Member of Real Estate Committee	Director
Michael Ogburn (43)	Chairman of the Board of Directors, Chief Executive Officer/President, Chief Financial Officer/Treasurer	N/A
Joaquin Flores (40)	Director	N/A
Brian Werner (55)	Director	N/A
Jack Combs (73)	Vice President	Vice President
Christ Andersen (35)	Secretary	Secretary

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

AMERICAN HOUSING INCOME TRUST, INC.

Date: April 17, 2017	By: /s/ Michael Ogburn Michael Ogburn Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer and Principle Financial Officer)

/s/Micheal Ogburn

Michael Ogburn

Chairman of the Board

Chief Executive Officer

Chief Financial Officer

Chief Accounting Officer

/s/Brian Werner

Brian Werner

Director

/s/Joaquin Flores

Joaquin Flores

Director

/s/Sean Zarinegar

Sean Zarinegar

Director

Real Estate Committee

/s/Kenneth Hedrick

Kennety Hedrick

Director

Real Estate Committee

-41-