Form 10-Q
period 2017-03-31
American Housing Income Trust, Inc.
filed 2017-05-15
CIK 1433821

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,789,929 shares of common stock issued and outstanding as of May 2, 2017.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

American Housing Income Trust, Inc.
Financial Statements
March 31, 2017 (Unaudited)

Contents

American Housing Income Trust, Inc.

March 31, 2017

(unaudited)

Index

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to the Consolidated Financial Statements	7

American Housing Income Trust, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31, 2017	December 31, 2016

ASSETS

Investment in real estate:
Land	$6,131,167	$6,736,848
Building and improvements	4,530,850	4,866,537
	10,662,017	11,603,385
Less: accumulated depreciation and impairment	(469,498)	(476,139)
Investment in real estate, net	10,192,519	11,127,246
Cash	120,407	2,151
Accounts receivable	6,282	2,406
Other assets	182,763	233,277
Equipment, net	3,313	4,592

Total Assets	$10,505,284	$11,369,672

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$243,637	$185,079
Due to related parties	251,171	414,892
Note payable – related party	72,622	74,307
Prepaid rent received	13,994	13,048
Notes payable	4,389,487	5,076,733

Total Liabilities	4,970,911	5,764,059

Commitments (Note 15)

SHAREHOLDERS’ EQUITY

Preferred Stock, 9,980,000 shares authorized, $0.001 par value; no shares issued and outstanding (2016 – no shares)	—	—
Preferred Stock – Series A, 20,000 shares authorized, $0.001 par value; no shares issued and outstanding (2016 – no shares)	—	—
Common stock, 500,000,000 shares authorized, par value $0.01; 9,818,429 shares outstanding (December 31, 2016 – 9,681,929 shares)	98,184	96,819
Additional paid-in capital	16,934,921	16,803,120
Accumulated deficit	(12,628,745)	(12,424,339)

Total American Housing Income Trust, Inc.’s Shareholders’ Equity	4,404,360	4,475,600
Non-controlling interest	1,130,013	1,130,013

Total Shareholders’ Equity	5,534,373	5,605,613

Total Liabilities and Shareholders’ Equity	$10,505,284	$11,369,672

American Housing Income Trust, Inc.

Consolidated Statements of Operations

(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016

Revenue
Rental revenues	$172,769	$161,767
Other income	—	133

Total revenue	172,769	161,900

Expenses
Depreciation	44,548	27,582
General and administrative	486,707	863,033
Interest expense	78,370	65,269
Impairment of real estate property	37,071	—

Total expenses	(646,696)	(955,884)

Net loss before (loss) gain on sale of properties	(473,927)	(793,984)

Gain on sale of properties	269,521	4,981

Net loss	(204,406)	(789,003)

Net loss attributable to non-controlling interest	—	—

Net loss attributable to common stockholders	$(204,406)	$(789,003)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders	$(0.02)	$(0.10)

Weighted average shares outstanding – basic and diluted	9,739,390	7,565,432

American Housing Income Trust, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Cash Flows from Operating Activities

Net loss	$(204,406)	$(789,003)

Items not affecting cash:
Depreciation	44,548	27,582
Gain on sale of assets	(269,521)	(4,981)
Impairment of real estate properties	37,071	—
Stock-based compensation	—	291,058
Write-off of account receivable	1,950	—

Changes in operating assets and liabilities:
Accounts receivable	(5,826)	(50)
Prepaid expenses	50,514	42,815
Accounts payable	(6,198)	38,493
Accrued liabilities	64,756	81,160
Prepaid rent received	946	(5,875)
Due to related parties	18,330	16,011

Net Cash Used In Operating Activities	(267,836)	(302,790)

Cash Flows from Investing Activities

Purchase of real estate properties and improvements	(3,592)	(3,411)
Proceeds from sale of real estate properties, net	384,996	211,200
Purchase of equipment	—	(5,116)

Net Cash Provided by Investing Activities	381,404	202,673

Cash Flows from Financing Activities

Proceeds from the sale of common stock	133,166	—
Repayment of related party advances	(107,051)	—
Repayment of notes payable	(21,427)	(21,475)

Net Cash Provided by Financing Activities	4,688	(21,475)

Change in Cash	118,256	(121,592)

Cash – Beginning of Period	2,151	199,570

Cash – End of Period	$120,407	$77,978

Supplemental disclosures of cash flow information:
Interest paid	$68,902	$65,269
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Notes payable and amounts due to related party settled from sale of real properties	$742,504	$—

1.	Nature of Operations

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

On March 1, 2017, the Company entered into a Stock Exchange Agreement with IX Biotechnology, Inc. (“IXB”), a company focused on the production of certified organic cannabidol oil (“CBD”). The transaction closed on April 6, 2017 and, pursuant to the agreement, the Company issued 10,000,000 shares of its restricted common stock in exchange for all the issued and outstanding shares of IXB. As a result of the Stock Exchange Agreement the Company will become IXB’s sole shareholder, making IXB a subsidiary of the Company. In conjunction with the closing of the Stock Exchange Agreement, the Company has restructured its Board of Directors.

On March 13, 2017, the Board of Directors adopted the Company’s Second Amended Bylaws, forming the Real Estate Committee (the “Committee”). The Committee will be charged with managing all business-related matters regarding the Company’s real estate holdings.

On March 21, 2017, the Board of Directors of the Company terminated the offering set forth in the registration statement on Form S-11 and related prospectus, which had been deemed effective on June 23, 2016, and a subsequent post-effective amendment deemed effective on September 19, 2016.

The Company is in the businesses of acquiring and operating residential properties and the production of certified organic cannabidol oil. As of the date of this filing, the Company holds title to 47 residential properties and 1 commercial property.

2.       Summary of Significant Accounting Policies

          a)       Basis of Presentation and Principles of Consolidation

These unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US”) and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2016 and 2015 contained in the Company’s Form 10-K filed on April 10, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown have been reflected herein. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the years ended December 31, 2016 and 2015 as reported in the Company’s Form 10-K have been omitted.

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries ARP, AHIT Valfre, LLP, and AHIT Valfre GP, LLC, its subsidiary special purpose entities, ARP Pledgor, LLC, ARP Borrower, LLC, ARP Pledgor II, LLC, APR Borrower II, LLC, and variable interest entity AHIT NNMP, LLP. All significant intercompany transaction and balances have been eliminated. On June 24, 2015, the Company’s fiscal year-end changed from January 31 to December 31.

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

Our limited partners do not have the right to share in the net income or losses of AHIT NNMP but have the right to convert all or part of their partnership units to common shares of the Company on a one-for-one basis following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling limited partnership units of AHIT NNMP for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption. As of March 31, 2017, there were 500,614 limited partnership units outstanding in AHIT NNMP.

e)	Recent Accounting Pronouncements

In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The effective date will be the first quarter of fiscal year 2019 with early adoption permitted. Management continues to assess the overall impact the adoption of ASU 2016-02 will have on the Company’s financial statements

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date is the first quarter of fiscal year 2017 with early adoption permitted. The adoption of ASU 2016-09 did not have an impact on the Company’s financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customer (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customer (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The amendments in this ASU affect only the narrow aspects of Topic 606. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

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

3.   Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. During the three months ended March 31, 2017, the Company incurred a net loss of $204,406, and as at March 31, 2017, the Company has accumulated losses of $12,628,745 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been successful in raising cash through equity offerings in the past. The Company has financing efforts in place to continue to raise cash through equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity and debt financing and reducing expenses. During the three months ended March 31, 2017, the Company received $133,166 net proceeds from equity financing. Although the Company has successfully completed financings in the past fiscal years, the Company cannot assure that the plans to address these matters in the future will be successful.

4.   Investment in Real Estate

	March 31, 2017	December 31, 2016

Cost of real estate properties	$ 10,662,017	$ 11,603,385
Accumulated depreciation	(363,982)	(354,639)
Impairment of real estate properties	(105,516)	(121,500)

Balance at the end of the period	$ 10,192,519	$ 11,127,246

During the three months ended March 31, 2017, the Company sold six properties for gross proceeds of $1,127,500 and recognized a gain on sale of $269,521. Of the $1,127,500 proceeds, $667,504 was used to settle debt associated with the properties and $75,000 was used to repay ARP’s manager for the advances it provided to the Company.

During the three months ended March 31, 2017, the Company recorded depreciation expense of $43,269 (2016 - $27,582) for its real estate properties and impairment of $37,071 (2016 - $nil) for its real estate properties.

5.	Prepaid Rent Received
	March 31, 2017	December 31, 2016

Balance, beginning of period	$ 13,048	$ 39,598
Prepaid rent recognized as revenue during the period	(41,254)	(160,559)
Prepaid rent received during the period	42,200	134,009

Balance, end of period	$ 13,994	$ 13,048
6.	Related Party Transactions
a)	ARP has been advised and managed by Performance Realty Management, LLC (“PRM”), an Arizona limited liability company (the “Manager”). At the formation of ARP, ARP agreed to pay the Manager of ARP quarterly management fees equal to the greater of: (a) $120,000 on an annual basis, or (b) 1% of the total assets of ARP in consideration for the management services to be rendered to or on behalf of ARP by the Manager. Commencing January 1, 2016, PRM started to serve as the Manager of ARP at no cost. As at March 31, 2017, ARP is indebted to the Manager of ARP for $223,585 (December 31, 2016 – $363,698), which represents advances provided by the Manager of ARP for daily operations. The amount due is unsecured, non-interest bearing and due on demand.

b)	On May 15, 2015, the Company entered into an Advisory Board Consulting and Compensation Agreement with a director of the Company pursuant to which the Company agreed to issue 1,000,000 shares of common stock to the director. In addition, the Company agreed to pay the director an annual fee equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. The 1,000,000 shares of AHIT were issued on July 6, 2015. On February 25, 2016, the Company amended the Advisory Board Consulting and Compensation Agreement and the director agreed to serve on the Board of Directors at no cost. During the three months ended March 31, 2017, the Company recorded management fees of $nil (2016 - $18,276).
c)	On February 25, 2016, the Company entered into an employment agreement with the former CFO of the Company for a period of three years. The Company agreed to pay the former CFO an annual salary equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. On December 30, 2016, the Company amended the employment agreement and the former CFO of the Company agreed to serve as the CFO of the Company at no cost. The former CFO also agreed to waive his rights to the share issuance in favor of a reduced issuance of 616,180 shares of the Company’s common stock for the period of February 25, 2016 through October 7, 2016. On Aguust 1, 2016, before the amendment, the Company issued 439,401 shares of common stock to PRM, pursuant to a Designation and Acceptance of Rights entered into between PRM, the Company, and the former CFO. During the three months ended March 31, 2017, the Company recorded stock-based compensation of $nil (2016 - $291,058), which is included in general and administrative expense. The former CFO agreed to waive his rights to the issuance of the remaining 176,779 shares of common stock.
d)	On July 13, 2016, the Company entered into the Master UPREIT Formation Agreement resulting in the formation of AHIT NNMP, LLP, a Maryland limited liability company. Pursuant to the agreement, the Company agreed to retain the designee of the Limited Partner to serve as property manager during the period from the closing of the transaction to the exercise of the conversion option. In consideration for the property management services, the Limited Partner or its designee shall receive a property management fee equal to a mutually agreeable yearly fee based on a good faith analysis of net profits from the operation of the partnership for the year, but under no circumstances in excess of $120,000.
e)	On July 15, 2016, the Company entered into a Consultancy Agreement with the Vice President of the Company for consulting services. The Consultancy Agreement is for a term of one year. In addition to a $30,000 signing bonus, the Company has agreed to issue 25,000 restricted shares as compensation and bi-weekly monetary compensation that is on par with the value of the services provided by the Vice President. On July 20, 2016, the Company issued the 25,000 shares of common stock with a fair value of $75,000 to the Vice President of the Company.
f)	On July 15, 2016, the Company entered into a Board Director Agreement whereby the Company has agreed to issue 10,000 restricted shares of common stock as compensation. In addition to the 10,000 shares of common stock, the Company has agreed to pay the Director from time to time monetary and equity compensation for the services. As at March 31, 2017, the Company has not issued the 10,000 shares.
g)	On July 21, 2016, the Company entered into a Board Director Agreement whereby the Company has agreed to issue 10,000 restricted shares of common stock as compensation. In addition to the 10,000 shares of common stock, the Company has agreed to pay the Director from time to time monetary and equity compensation for the services. On October 31, 2016, the Company issued the 10,000 shares of common stock with a fair value of $30,000.
h)	On July 28, 2016, PRM was issued 439,401 shares of common stock in the Company pursuant to a Designation and Acceptance of Rights (the “Designation”) entered into between PRM, the Company, and the former CFO of the Company. On August 15, 2016, as part of a restructuring of related parties, PRM and the Company closed on a Stock Exchange and Restructuring Agreement (the “Exchange Agreement”). As a result of the closing of the Exchange Agreement, those prior members of PRM were issued shares of common stock in the Company.

i)	As of March 31, 2017, the Company is indebted to the former CFO of the Company, and three companies owned by the former CFO of the Company, for a net $2,092 (December 31, 2016 - $44,030), which represents advances made to the Company by the former CFO and the three companies owned by the former CFO. The amount due is unsecured, non-interest bearing and due on demand.
j)	As of March 31, 2017, the Company is indebted to the former limited partner of AHIT Valfre, LLP for $136 (December 31, 2016 - $136), of repair expenses the limited partner paid on behalf of the Company.
k)	As of March 31, 2017, the Company is indebted to the limited partner of AHIT NNMP, LLP for $25,358 (December 31, 2016 - $7,028), which represents $5,000 of rental income owed from the limited partner, $374 (December 31, 2016 - $4,211) of expenses owed from the limited partner and $29,984 (December 31, 2016 - $11,239) of management fees owed to the limited partner.

l)	On August 10, 2016, the Company assumed a note in the principal amount of $76,876 through the acquisition of the AHIT NNMP properties. The note is held by one of the partners of the limited partner of AHIT NNMP. The note bears interest at 4.50% and is due on June 1, 2026. As of March 31, 2017, the principal balance of the loan is $72,622 (December 31, 2016 - $74,307).

7.	Notes Payable

	March 31, 2017 $	December 31, 2016 $

Mortgages payable on February 20, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	191,086	194,984
Promissory note payable on November 1, 2019, bearing interest at 5.371% per annum, collateralized by the real estate properties titled to ARP Borrower, LLC and 100% equity ownership in ARP Borrower, LLC. The note is also secured by the Company	1,364,327	1,628,276
Promissory note payable on December 1, 2020, bearing interest at 5.88% per annum, collateralized by the real estate properties titled to ARP Borrower II, LLC and 100% equity ownership in ARP Borrower II, LLC	724,429	956,815
Promissory note payable on May 27, 2017, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate property purchased with the loan	–	180,000
Promissory note payable on July 8, 2017, bearing interest at 18% per annum initially and at 12% per annum after four months, collateralized by a deed of trust on the real estate property purchased with the loan	80,000	80,000
Promissory note payable on October 1, 2017, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate properties titled to ARP	122,243	122,298
Promissory note payable on January 1, 2022, bearing interest at 10% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	350,000	350,000
Mortgage payable on April 1, 2053, bearing interest at 2% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	243,807	244,767
Promissory note payable on May 1, 2021, bearing interest at 6.07% per annum, collateralized by the real estate properties titled to AHIT Valfre, LLP and ARP Borrower, LLC	1,192,345	1,196,022
Mortgage payable on April 1, 2028, bearing interest at 2.985% per annum, collateralized by the real estate property purchased with the loan	121,250	123,571

	4,389,487	5,076,733
Note payable – related party, payable on June 1, 2026, bearing interest at 4.5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	72,622	74,307
	4,462,109	5,151,040

The following table schedules the principal payments on the notes payable for the next five years and thereafter as of March 31, 2017:

Year	Amount
2017	$ 270,857
2018	97,636
2019	1,377,912
2020	713,547
2021	1,166,640
thereafter	835,517

Total	$ 4,462,109

At March 31, 2017, the weighted-average interest rate on short-term borrowings outstanding was 14.42%. The average amount of short-term borrowings during the three months ended March 31, 2017 was $101,121. The average interest on short-term borrowings during the three months ended March 31, 2017 was $3,646.

8.	Common Stock

a)	During the three months ended March 31, 2017, the Company issued 133,166 shares of common stock at $1 per share for cash proceeds of $133,166.

9.	Single Family Residence Acquisitions

As of March 31, 2017, the Company owns 47 residential properties and 1 commercial property. The estimated useful life of the buildings and improvements related to these assets is 27 years. The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, aggregate net investment, and average investment for each home acquired.

MSA / Metro Division	Number of Homes	Aggregate Investment	Average Investment per Home
Arizona	35	$ 7,311,400	$ 208,897
California	3	1,650,000	550,000
New Mexico	7	1,334,931	190,705
Texas	3	365,686	121,895

Total and Weighted Average	48	$ 10,662,017	$ 222,125

The Company computes depreciation using the straight-line method over the estimated useful lives of 27 years for building cost. The Company makes this determination based on subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

10.	Commitments and Contingencies

a)	On May 15, 2015, ARP entered into Parent-Subsidiary and Operations Agreement (“Subsidiary Agreement) with the Company and Performance Realty Management, LLC (“PRM”). Pursuant to the Subsidiary Agreement, the Company agreed to be bound by ARP’s Operating Agreement dated November 1, 2013. The Subsidiary Agreement was amended on June 29, 2015 to provide for the issuance of 1,000,000 post-split shares of the Company as consideration for services to be rendered by PRM upon written notice to the Company. On December 21, 2015, ARP amended its operating agreement with PRM wherein it ratified the issuance of the 1,000,000 post-split shares of restricted common stock as the sole compensation paid to PRM for serving as manager of ARP.

b)	On July 15, 2016, the Company executed an Engagement Letter (the “Agreement”) with Tobin & Company Securities, LLC, (“Tobin”) whereby Tobin will provide a variety of financial advisory services for consideration of $20,000. Upon the Company’s securing of investment through capital sources introduced to the Company by Tobin, Tobin will receive an additional fee equal to five percent (5%) of the total debt or equity proceeds received by the Company. The term of the Agreement is six months. The agreement was terminated on January 15, 2017.

c)	On November 14, 2016, the Company entered into a Professional Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”) for a term of one year. In consideration of the consulting services, the Company agreed to pay, during the first 3 month period, $5,000 per month and issue 25,000 shares of restricted common stock. During the remaining term, the Company agreed to pay $5,000 per month and issue $15,000 worth of restricted common stock of the Company every 3 months. The agreement was terminated on January 14, 2017.

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

Lease Agreements

The Company rents properties under non-cancellable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at March 31, 2017 through the end of their term, are as follows:

Fiscal Year 2017	$ 197,849
Fiscal Year 2018	37,870
Fiscal Year 2019	8,413

Total	$ 244,132

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

a)	The Company is a defendant in a civil matter pending in Maricopa county, Arizona brought by a current shareholder – Raymond and Winne Yule. The plaintiff was a member in American Realty prior to the Share Exchange Agreement with the Company was effectuated. The plaintiff alleges that American Realty promised a particular real estate investment strategy and were assured a certain rate of return. The plaintiff alleges that American Realty failed in these matters and seeks an unspecified claim for damages. The Company has denied all allegations and is defending the case.

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

11.	Subsequent Events

Management has evaluated subsequent events up to and including May 15, 2017, which is the date the statements were available for issuance and determined there are no reportable subsequent events except the following:

On March 1, 2017, the Company entered into a Stock Exchange Agreement with IX Biotechnology, Inc. (“IXB”), a company focused on the production of certified organic cannabidol oil (“CBD”). The transaction closed on April 6, 2017 and, pursuant to the agreement, the Company issued 10,000,000 shares of its restricted common stock in exchange for all the issued and outstanding shares of IXB. As a result of the Stock Exchange Agreement the Company will become IXB’s sole shareholder, making IXB a subsidiary of the Company. In conjunction with the closing of the Stock Exchange Agreement, the Company has restructured its Board of Directors resulting in Michael Ogburn being appointed its new Chairman of the Board, Chief Executive Officer and Chief Financial Officer, and has also appointed two new directors, Joaquin Flores and Brian Werner.

On April 1, 2017, the Company amended the Limited Liability Partnership Agreement of AHIT-NNMP dated July 13, 2016. Pursuant to the amendment, the limited partner may at its sole option, purchase from the Company its partnership interest for the sum of $35,000 commencing July 14, 2017.

On April 11, 2017, IXB entered into a consulting agreement with Black Legend Capital for consulting and financial advisory services for a period of six months. Pursuant to the agreement, the Company agreed to pay a compensation of $30,000 upon execution of the agreement.

On April 17, 2017, the Company entered into a Securities Purchase Agreement (“Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”). Pursuant to the Agreement, the Company issued a senior convertible promissory note in the amount of $525,000 and issued a warrant to purchase 787,500 shares of the Company’s common stock. The principal sum of $525,000 includes a 5% original issue discount and earns interest at a rate of 2% per annum from the date of issuance. Each tranche payment becomes due and owing six months after issuance. FirstFire has the right to convert all or any portion of the then outstanding principal and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock.

On April 17, 2017, the Company entered into a Securities Purchase Agreement (“Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”). Pursuant to the Agreement, the Company issued a senior convertible promissory note in the amount of $525,000. In conjunction with the execution of the Agreement, the Company also issued a warrant which entitles the holder to purchase up to 787,500 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrant is exercisable for a period of 5 years from the issuance date. The principal sum of $525,000 includes a 5% original issue discount (“OID”) and earns interest at a rate of 2% per annum from the date of issuance. Each tranche payment becomes due and owing six months after issuance. FirstFire has the right to convert all or any portion of the then outstanding principal and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock. At the time of funding of each tranche, the warrant shares outstanding shall immediately and automatically be increased by 75% of the respective tranche funded plus the applicable OID divided by $0.50. On April 10, 2017, the Company received the first tranche of funding in the amount of $188,000, net of OID of $9,400. At the closing of the first tranche, the amount of warrant shares outstanding is 296,100.

On April 17, 2017, the Company entered into a Consulting Agreement (“Agreement”) with International Monetary, Inc., a California corporation (“International Monetary”) for a period of six months. Pursuant to the Agreement, International Monetary will provide a variety of services to the Company, including, but not limited to, corporate and management services; financial services; shareholder relations and corporate communication services; business development services; investor relations coordination and services; and guidance to maximize shareholder value with a concentrated focus on assisting with specific corporate governance requirements for an up listing to a major listed exchange. In exchange for these services, the Company will issue to International Monetary restricted shares of common stock in an amount equal to two percent (2%) of the Company’s issued and outstanding common stock (the “Stock Compensation”). The Stock Compensation shall be made in two payments, one percent (1%) of the issued and outstanding stock as of April 17, 2017 shall be issued upon the execution of the Agreement, and the remaining one percent (1%) shall be issued ninety (90) days thereafter. In addition to the Stock Compensation, the Company will pay a monthly cash management fee of $5,000 per month (the “Management Fee”). As of May 15, 2017, the Company has not issued any shares to International Monetary.

On April 25, 2017, the Company sold one property for $120,000.

On May 3, 2017, the Company sold one property for $215,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-Q contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

General Description of Business

The Company was incorporated on December 17, 2007 under the laws of the State of Nevada. On February 13, 2015, following the acquisition of the majority and controlling shares of the Company by American Realty Partners, LLC (“ARP”), a change of control of the Company took place. On May 11, 2015, the Company converted into a Maryland corporation and changed its name to American Housing Income Trust, Inc. Thereafter, the Company acquired, renovated, rehabilitated and, in turn, rented single family residence. The Company raised funds to diversify and grow its portfolio through a public offering on registration statement Form S-11/A, effective as of June 23, 2016.

On March 1, 2017, the Company entered into a Stock Exchange Agreement with IXB Biotechnology, Inc. (“IXB”) whereby the Company issued 10,000,000 shares of its restricted common stock to IXB (the “IXB Shares”) in exchange for all of IXB’s issued and outstanding shares, resulting in IXB becoming a wholly owned subsidiary of the Company. The IXB Shares were issued on a pro rata basis to IXB’s shareholders, resulting in a change in control of the Company. As a result of the IXB merger, the Company is expanding its businesses into other sectors, including cannabidiol (CBD) oil production.

Regarding its residential housing portfolio, the Company faces competition from different sources in acquiring properties and renting our properties. Our primary competitors in acquiring portfolios are private equity investors, REITs, and sizeable institutional investors. We believe that our vertically integrated real estate acquisition and management platform, local presence, and market knowledge in markets that meet our selection criteria provide us with competitive advantages.

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

Results of Operations for the three months ended March 31, 2017 and 2016

The following table sets forth the summary income statement for the three month period ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$172,769	$161,900
Operating Expense	$646,696	$955,884
Other Income	$269,521	$4,981
Net Loss	$(204,406)	$(789,003)

For the three months ended March 31, 2017 and 2016, we reported a net loss of $204,406 and $789,003, respectively. The change in net loss between the three months ended March 31, 2017 and 2016 was primarily attributable to a decrease in operating expense and gain on sale of properties during the three months ended March 31, 2017. During the three months ended March 31, 2017, depreciation increased by $16,966, general and administrative expense decreased by $376,326, and interest expense increased by $13,101. The net decrease in general and administrative expense is a result of a decrease of $75,825 in professional fees, a decrease of $321,828 in management fees, and a decrease of $119,499 in advertising and marketing expense and offset by an increase of $181,394 in rental property expense. Professional fees were $75,825 higher for the three months ended March 31, 2016 because of the legal and accounting fees associated with the preparation and amendments of the registration statement during the three months ended March 31, 2016. Management fees decreased during the three months ended March 31, 2017 is a result of the former Chief Financial Officer of the Company agreeing to waive his management fees commencing October 7, 2016. Rental property expenses increased during the three months ended March 31, 2017 due to the closing costs associated with the sale of real estate properties.

Revenue - Rental revenue for the three months ended March 31, 2017, were $172,769, compared to $161,900 for the three months ended March 31, 2016. This resulted in an increase of approximately $10,869 from the comparable period. The increase in revenue is primarily a result of the Company having more rental properties rented out and generating revenue during the three months ended March 31, 2017 as compared to the same period in 2016.

Operating Expenses - Operating expenses for the three ended March 31, 2017, was $646,696, as compared to $955,884 for the three months ended March 31, 2016. The $309,188 decrease is primarily attributable to the decrease of $376,326 in general and administrative expense mainly related to the decrease of $75,825 in professional fees, $321,828 in management fees, $119,499 in advertising and marketing expense and offset by an increase of $181,394 in rental property expense. During the three months ended March 31, 2016, the Company recognized stock-based compensation of $291,058 pursuant to an employment agreement which is included in general and administrative expense. During the three months ended March 31, 2017, the Company recognized $0 in stock-based compensation as a result of the former Chief Financial Officer of the Company agreeing to waive his management fees commencing October 7, 2016.

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

Cash Flow Information

Net cash used for operating activities for the three months ended March 31, 2017 and 2016 was $267,836 and $302,790, respectively. The decrease in cash used in operating activities was primarily related to the increase in revenue and from the timing of payments of accounts payable and accrued liabilities.

Net cash provided by investing activities for the three months ended March 31, 2017 was $381,404 as compared to $202,673 of net cash used in investing activities for the three months ended March 31, 2016. The change was due to the proceeds from sale of real estate properties.

Net cash provided by all financing activities for the three months ended March 31, 2017 was $4,688 as compared to cash used in financing activities of $21,475 for the three months ended March 31, 2016. The change was due to proceeds from sale of common stock of $133,166 during the three months ended March 31, 2017 as compared to $0 in the three months ended March 31, 2016, and offset by the repayment of related party advances of $107,051 in the three months ended March 31, 2017 as compared to $0 in the three months ended March 31, 2016.

Our estimated working capital requirement for the next 12 months is $350,000 with an estimated burn rate of $30,000 per month. As reflected in the accompanying financial statements, we had cash of $120,407 at March 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in 17 CFR § 229.10(f)(1), we are not required to provide the information requested by this Item.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2016, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of March 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2017.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth above, i.e. the Yule Case, there are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

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

/s/ Michael Ogburn
American Housing Income Trust, Inc.
By: Michael Ogburn
Its: Chief Executive Officer and President
Date: May XX, 2017

-24-