Form 10-Q
period 2017-06-30
Corix Bioscience, Inc.
filed 2017-08-21
CIK 1433821

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-150548

CORIX BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Wyoming	333-150548	75-3265854
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

18662 MaCaurther Boulevard, Suite 200 in Irvine, CA 92612
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(623) 551-5808
(ISSUER TELEPHONE NUMBER)

American Housing Income Trust, Inc.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,543,429 shares of common stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Corix Bioscience, Inc.
Financial Statements
June 30, 2017 (Unaudited)

Corix Bioscience, Inc.

(formerly American Housing Income Trust, Inc.)

Consolidated Balance Sheets

(unaudited)

	June 30, 2017	December 31, 2016
	Successor	Predecessor

ASSETS

Cash	$ 144,482	$ 2,151
Prepaid expense	21,000	24,125
Due from related parties	78,380	–
Assets held for discontinued operations	258,263	211,558

Total Current Assets	502,125	237,834

Assets held for discontinued operations	9,954,981	11,131,838

Total Assets	$ 10,457,106	$ 11,369,672

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$ 826,952	$ 65,788
Due to related parties	–	407,728
Convertible notes, net of discount of $283,886	18,514	–
Liabilities held for discontinued operations	359,797	600,466

Total Current Liabilities	1,205,263	1,073,982

Liabilities held for discontinued operations	2,756,380	4,690,077

Total Liabilities	3,961,643	5,764,059

Commitments (Note 15)

SHAREHOLDERS’ EQUITY

Preferred Stock, 9,980,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Preferred Stock – Series A, 20,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, par value $0.01; 20,243,429 shares outstanding (December 31, 2016 – 9,681,929 shares outstanding)	202,434	96,819
Additional paid-in capital	8,451,422	16,803,120
Accumulated deficit	(2,158,393)	(12,424,339)

Total Corix Bioscience, Inc.’s Shareholders’ Equity	6,495,463	4,475,600
Non-controlling interest	–	1,130,013

Total Shareholders’ Equity	6,495,463	5,605,613

Total Liabilities and Shareholders’ Equity	$ 10,457,106	$ 11,369,672

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Corix Bioscience, Inc.

(formerly American Housing Income Trust, Inc.)

Consolidated Statements of Operations

(unaudited)

	For the	For the			For the
	Three Months	Three Months			Six Months
	Ended	Ended	April 6, 2017	January 1, 2017	Ended
	June 30,	June 30,	through	through	June 30,
	2017	2016	June 30, 2017	April 6, 2017	2016
	Successor	Predecessor	Successor	Predecessor	Predecessor

Expenses
General and administrative	696,126	408,528	696,126	63,322	576,923

Total expenses	(696,126)	(408,528)	(696,126)	(63,322)	(576,923)

Net loss before other income (expense) from continuing operations	(696,126)	(408,528)	(696,126)	(63,322)	(576,923)

Other income (expense)

Accretion	(18,514)	–	(18,514)	–	–
Interest expense	(1,175)	–	(1,175)	–	–
Loss from legal settlement	(759,242)	–	(759,242)	–	–

Net loss from continuing operations	(1,475,057)	(408,528)	(1,475,057)	(63,322)	(576,923)

Discontinued operations

Net loss from discontinued operations (Note 12)	(683,336)	(1,544,954)	(683,336)	(141,084)	(2,165,562)

Net loss	(2,158,393)	$ (1,953,482)	(2,158,393)	$ (204,406)	$ (2,742,485)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders	$ (0.11)	$ (0.24)	$ (0. 11)	$ (0.02)	$ (0.35)

Weighted average shares outstanding – basic and diluted	19,507,403	8,200,919	19,507,403	9,739,390	7,883,175

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Corix Bioscience, Inc.

(formerly American Housing Income Trust, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	April 6, 2017 through June, 30 2017	January 1, 2017 through April 6, 2017	For the Six Months Ended June 30, 2016
	Successor	Predecessor	Predecessor

Cash Flows from Operating Activities

Net loss	$ (2,158,393)	$ (204,406)	$ (2,742,485)

Add net loss from discontinued operations	683,336	141,084	2,165,562
Items not affecting cash:
Stock-based compensation	499,829	–	410,265
Accretion	18,514	–	–

Changes in operating assets and liabilities:
Prepaid expenses	(7,244)	10,369	(24,186)
Accounts payable	2,826	(4,068)	70,945
Accrued liabilities	718,007	44,399	51,693
Due to related parties	–	–	(8,330)

Net Cash Used in Operating Activities – Continuing Operations	(243,125)	(12,622)	(76,536)

Net Cash Provided by (Used in) Operating Activities – Discontinuing Operations	(551,232)	(255,214)	(861,968)

Net Cash Used In Operating Activities	(794,357)	(267,836)	(938,504)

Cash Flows from Investing Activities

Cash acquired from reverse merger	120,407	–	–

Net Cash Provided by Investing Activities – Continuing Operations	120,407	–	–

Net Cash Provided by Investing Activities – Discontinuing Operations	578,451	381,404	197,652

Net Cash Provided by Investing Activities	698,858	381,404	197,652

Cash Flows from Financing Activities

Proceeds from the sale of common stock	–	133,166	–
Proceeds from exercise of stock options	225	–	–
Proceeds from issuance of convertible debt, net of original debt discount	288,000	–	–
Advance from related parties	–	–	258,465
Repayment of related party advances	(36,216)	(107,051)	–

Net Cash Provided by Financing Activities – Continuing Operations	252,009	26,115	258,465

Net Cash (Used in) Provided by Financing Activities – Discontinuing Operations	(12,028)	(21,427)	291,237

Net Cash Provided by Financing Activities	239,981	4,688	549,702

Change in Cash	144,482	118,256	(191,150)

Cash – Beginning of Period	–	2,151	199,570

Cash – End of Period	$ 144,482	$ 120,407	$ 8,420

Supplemental disclosures of cash flow information:
Interest paid	$ 57,895	$ 68,902	$ 134,485
Income taxes paid	$ –	$ –	$ –

Non-cash investing and financing activities:
Notes payable and amounts due to related party settled from sale of real properties	$ 1,499,488	$ 742,504	$ –
Debt discount recorded for beneficial conversion features and relative fair value of warrant	$ 288,800	$ –	$ –
Stock issued for acquisition of real properties	$ –	$ –	$ 1,085,726
Note payable issued with acquisition of real properties	$ –	$ –	$ 563,755

 (The accompanying notes are an integral part of these unaudited consolidated financial statements)

1.	Nature of Operations

Corix Bioscience, Inc. (“we”, “our”, “Corix”, the “Company”), formerly American Housing Income Trust, Inc. was incorporated on December 17, 2007 under the laws of the State of Nevada. On February 13, 2015, following the acquisition of the majority and controlling shares of the Company by American Realty Partners, LLC (“ARP”), a change of control of the Company took place. On May 11, 2015, the Company converted into a Maryland corporation and changed its name to American Housing Income Trust, Inc. On May 15, 2017, the Company converted into a Wyoming corporation and changed its name to Corix Bioscience, Inc.

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

On August 10, 2016, the Company, and Northern New Mexico Properties, LLC, a New Mexico limited liability company closed on the Company’s acquisition of six single family residences, four apartments and sixteen mobile homes spaces located in New Mexico through an umbrella limited liability partnership organized in Maryland called “AHIT Northern NM Properties, LLP” (“AHIT NNMP”). Pursuant to the AHIT NNMP Agreements, in consideration for the conveyance of the six single family residences, four apartments and sixteen mobile homes spaces, which were acquired by AHIT NNMP “subject to” existing mortgages, AHIT NNMP issued limited partnership interests to Northern New Mexico Properties, LLC.

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

The Company is in the businesses of producing certified organic cannabidol oil. During the quarter ended June 30, 2017, the Company has discontinued the business of acquiring and operating residential properties and begun to dispose its residential properties. As of the date of this filing, the Company holds title to 16 residential properties and 1 commercial property.

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

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries ARP, AHIT Valfre, LLP, and AHIT Valfre GP, LLC, its subsidiary special purpose entities, ARP Pledgor, LLC, ARP Borrower, LLC, ARP Pledgor II, LLC, APR Borrower II, LLC, IX Biotechnology, Inc. and variable interest entity AHIT NNMP, LLP. All significant intercompany transaction and balances have been eliminated. On June 24, 2015, the Company’s fiscal year-end changed from January 31 to December 31.

On March 1, 2017, Corix entered into a Stock Exchange Agreement with IX Biotechnology, Inc. (“IXB”). The transaction closed on April 6, 2017 and, pursuant to the agreement, Corix issued 10,000,000 shares of common stock in exchange for all acquired IXB (See Note 4). The operations of Corix were significant in comparison to those of IXB so the consolidated financial statements are presented under predecessor reporting wherein the prior historical information consists of solely Corix’s results of operations and cash flows. The consolidated financial statements included herein are presented for the three and six months ended June 30, 2017, and 2016, under predecessor entity reporting. The results of operations and cash flows obtained through the use of April 1, 2017, rather than April 6, 2017, are not considered to be materially different; therefore, the successor period is presented beginning April 1, 2017.

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

Our limited partners do not have the right to share in the net income or losses of AHIT NNMP but have the right to convert all or part of their partnership units to common shares of the Company on a one-for-one basis following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling limited partnership units of AHIT NNMP for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption. As of June 30, 2017, there were 500,614 limited partnership units outstanding in AHIT NNMP.

On April 1, 2017, the Company amended the Limited Liability Partnership Agreement of AHIT-NNMP dated July 13, 2016. Pursuant to the amendment, the limited partner may at its sole option, purchase from the Company its partnership interest for the sum of $35,000 commencing July 14, 2017. Subsequent to June 30, 2017, the limited partner exercised its right and purchased from the Company its partnership interest.

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

3. Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations, and the attainment of profitable operations. During the three months ended June 30, 2017, the Company incurred a net loss of $2,158,393, and as at June 30, 2017, the Company has accumulated losses of $2,158,393 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been successful in raising cash through equity offerings in the past. The Company has financing efforts in place to continue to raise cash through equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity and debt financing and reducing expenses. During the three months ended June 30, 2017, the Company received $288,000 net proceeds from debt financing. Although the Company has successfully completed financings in the past fiscal years, the Company cannot assure that the plans to address these matters in the future will be successful.

4.       Reverse Acquisition

On March 1, 2017, the Company entered into a Stock Exchange Agreement with IX Biotechnology, Inc. (“IXB”), a Wyoming corporation. The transaction closed on April 6, 2017 and, pursuant to the agreement, the Company issued 10,000,000 shares of its restricted common stock in exchange for all the issued and outstanding shares of IXB. As a result of the Stock Exchange Agreement the Company became IXB’s sole shareholder, making IXB a subsidiary of the Company. The transaction is accounted for as a reverse acquisition and IXB is considered the accounting acquirer for financial reporting purposes.

Assets acquired and liabilities assumed are reported at their fair values as at the closing date. The fair value of the shares issued is equivalent to the net assets acquired.

5.       Related Party Transactions

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

During the three months ended June 30, 2017, the Company discovered that $267,841 of improvement costs for a property owned by the Manager of ARP were erroneously capitalized by and paid by the Company during the fiscal years 2014 – 2016 ($52,000 in 2014, $201,932 in 2015 and $13,909 in 2016). The error was corrected during the three months ended June 30, 2017. Before the adjustment, ARP was indebted to the Manager of ARP for $189,461, which represents advances provided by the Manager of ARP for daily operations. The correction of the error resulted in a receivable from the Manager of APR in the amount of $78,380. As at December 31, 2016, ARP is indebted to the Manager of APR for $363,698, which represents advances provided by the Manager of ARP for daily operations.

b)	On May 15, 2015, the Company entered into an Advisory Board Consulting and Compensation Agreement with a director of the Company pursuant to which the Company agreed to issue 1,000,000 shares of common stock to the director. In addition, the Company agreed to pay the director an annual fee equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. The 1,000,000 shares of AHIT were issued on July 6, 2015. On February 25, 2016, the Company amended the Advisory Board Consulting and Compensation Agreement and the director agreed to serve on the Board of Directors at no cost.
c)	On February 25, 2016, the Company entered into an employment agreement with the former CFO of the Company for a period of three years. The Company agreed to pay the former CFO an annual salary equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. On December 30, 2016, the Company amended the employment agreement and the former CFO of the Company agreed to serve as the CFO of the Company at no cost. The former CFO also agreed to waive his rights to the share issuance in favor of a reduced issuance of 616,180 shares of the Company’s common stock for the period of February 25, 2016 through October 7, 2016. On Aguust 1, 2016, before the amendment, the Company issued 439,401 shares of common stock to PRM, pursuant to a Designation and Acceptance of Rights entered into between PRM, the Company, and the former CFO. The former CFO agreed to waive his rights to the issuance of the remaining 176,779 shares of common stock.
d)	On July 28, 2016, PRM was issued 439,401 shares of common stock in the Company pursuant to a Designation and Acceptance of Rights (the “Designation”) entered into between PRM, the Company, and the former CFO of the Company.

On August 15, 2016, as part of a restructuring of related parties, PRM and the Company closed on a Stock Exchange and Restructuring Agreement (the “Exchange Agreement”). As a result of the closing of the Exchange Agreement, those prior members of PRM were issued shares of common stock in the Company.

e)	As of June 30, 2017, the Company is indebted to the former CFO of the Company, and three companies owned by the former CFO of the Company, for $0 (December 31, 2016 - $44,030), which represents advances made to the Company by the former CFO and the three companies owned by the former CFO.
6.	Convertible Debenture

On April 4, 2017, the Company issued a 2% Convertible Note with a principal amount of $525,000 and warrants to purchase up to 787,500 shares of common stock at $0.50 per share, exercisable for a period of five years from issuance. Pursuant to the Note, the Company will receive total proceeds of $500,000 in tranches, net of a prorated 5% original issue discount (“OID”). Interest is calculated at 2% per annum and any principal or interest not paid when due will bear interest at 15% per annum, commencing the due date. The maturity date of each tranche is 6 months from the effective date of each payment. The Convertible Note is secured by the Company’s collateral. Any unpaid principal and interest can be converted into shares of common stock at a fixed conversion price of $0.50 per share. As at June 30, 2017, the Company has received total proceeds of $288,000, net of Original Discounts of $14,400.

On April 10, 2017, the Company received proceeds of $188,000 net of an Original Discount of $9,400. The fair value of the 296,100 Warrants on April 10, 2017 was $198,434, determined using Black-Scholes. As a result, the relative fair values of the convertible note and the warrants was $98,442 and $98,958, respectively. The effective conversion price was then determined to be $0.50. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the warrants of $98,958 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $98,442. The beneficial conversion feature of $89,042 and the OID of $9,400 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability or beneficial conversion associated with the debenture under ASC 815-15 Derivatives and Hedging. During the six months ended June 30, 2017, the Company recorded accretion of discount of $14,201 increasing the carrying value of the loan to $14,201. As at June 30, 2017, the Company has recorded accrued interest of $876 (2016 - $nil).

On May 9, 2017, the Company received proceeds of $100,000 net of an Original Discount of $5,000. The fair value of the 157,500 Warrants on May 9, 2017 was $111,789, determined using Black-Scholes. As a result, the relative fair values of the convertible note and the warrants was $50,856 and $54,144, respectively. The effective conversion price was then determined to be $0.50. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the warrants of $54,144 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $50,856. The beneficial conversion feature of $45,856 and the OID of $5,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability or beneficial conversion associated with the debenture under ASC 815-15 Derivatives and Hedging. During the six months ended June 30, 2017, the Company recorded accretion of discount of $4,313 increasing the carrying value of the loan to $4,313. As at June 30, 2017, the Company has recorded accrued interest of $299 (2016 - $nil).

7.	Common Stock

a)	On April 6, 2017, the Company issued 10,000,000 shares of common stock pursuant to the Share Exchange Agreement as disclosed in Note 4.

b)	On April 17, 2017, the Company issued 200,000 shares of common stock at a fair value of $138,000 pursuant to the consulting agreement as disclosed in Note 10(c).

c)	On June 2, 2017, the Company issued 225,000 shares of common stock upon the exercise of 225,000 options and received proceeds of $225. See Note 10(f).

8.	Stock Options

On May 26, 2017, the Company issued 700,000 options to a consultant to purchase 700,000 shares of common stock of the Company at $0.001 per share. See Note 10(f). The options shall vest as follows: 450,000 options vest immediately upon issuance on May 26, 2017 and expire on July 7, 2017, 100,000 options shall vest on July 8, 2017 and expire on August 4, 2017, 100,000 options shall vest on August 5, 2017 and expire on September 1, 2017, 50,000 options shall vest on September 2, 2017 and expire on September 29, 2017, and 25,000 options shall vest on September 30, 2017 and expire on October 27, 2017.

The following table summarizes information about the options for the three months ended June 30, 2017:

	Number of options	Weighted average exercise price
		$

Options outstanding – March 31, 2017	–	–

Granted	700,000	0.001
Exercised	(225,000)	0.001

Options outstanding – June 30, 2017	475,000	0.001

Options exercisable – June 30, 2017	200,000	0.001

The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

Exercise Price	Options	Options	Weighted average remaining contracted life
$	outstanding	Exercisable	(years)

0.001	200,000*	200,000	0.02
0.001	100,000*	–	0.10
0.001	100,000	–	0.17
0.001	50,000	–	0.25
0.001	25,000	–	0.33

* Exercised subsequently (Note 11).

Share-based compensation expense is determined using the Black-Scholes Option Pricing Model. During the six months ended June 30, 2017, the Company recognized share-based compensation expense of $361,829 in additional paid-in capital. The weighted average fair value of the options granted during the six months ended June 30, 2017, was $0.68. Weighted average assumptions used in calculating the fair value of stock-based compensation expense are as follows:

For the Six Months Ended June 30, 2017
Risk-free rate	0.75% - 1.03%
Dividend yield	0%
Volatility factor of the expected market price of the Company's common shares	187% - 431%
Weighted average expected life of the options (years)	0.10 – 0.42

9.	Share Purchase Warrants

The following table summarizes information about the warrants issued:

	Number of warrants	Weighted average exercise price $

Outstanding, March 31, 2017	–	–

Issued	453,600	0.50

Outstanding, June 30, 2017	453,600	0.50

The following table summarizes information about warrants outstanding as at June 30, 2017:

Exercise price	Expiry date	Warrants outstanding June 30, 2017

$ 0.50	April 10, 2022	296,100
$ 0.50	May 9, 2022	157,500

10.	Commitments and Contingencies

a)	On May 15, 2015, ARP entered into Parent-Subsidiary and Operations Agreement (“Subsidiary Agreement) with the Company and Performance Realty Management, LLC (“PRM”). Pursuant to the Subsidiary Agreement, the Company agreed to be bound by ARP’s Operating Agreement dated November 1, 2013. The Subsidiary Agreement was amended on June 29, 2015 to provide for the issuance of 1,000,000 post-split shares of the Company as consideration for services to be rendered by PRM upon written notice to the Company. On December 21, 2015, ARP amended its operating agreement with PRM wherein it ratified the issuance of the 1,000,000 post-split shares of restricted common stock as the sole compensation paid to PRM for serving as manager of ARP.

b)	On April 11, 2017, IXB entered into a consulting agreement with Black Legend Capital for consulting and financial advisory services for a period of six months. Pursuant to the agreement, the Company agreed to pay a compensation of $30,000 upon execution of the agreement.

c)	On April 17, 2017, the Company entered into a Consulting Agreement (“Agreement”) with International Monetary, Inc., a California corporation (“International Monetary”) for a period of six months. Pursuant to the Agreement, International Monetary will provide a variety of services to the Company, including, but not limited to, corporate and management services; financial services; shareholder relations and corporate communication services; business development services; investor relations coordination and services; and guidance to maximize shareholder value with a concentrated focus on assisting with specific corporate governance requirements for an up listing to a major listed exchange. In exchange for these services, the Company will issue to International Monetary restricted shares of common stock in an amount equal to two percent (2%) of the Company’s issued and outstanding common stock (the “Stock Compensation”). The Stock Compensation shall be made in two payments, one percent (1%) of the issued and outstanding stock as of April 17, 2017 shall be issued upon the execution of the Agreement, and the remaining one percent (1%) shall be issued ninety (90) days thereafter. In addition to the Stock Compensation, the Company will pay a monthly cash management fee of $5,000 per month (the “Management Fee”). On May 19, 2017, the Company issued 200,000 shares to International Monetary.

d)	On May 1, 2017, IXB entered into a service agreement with Segra Biogenesis Corp. (“Segra”) whereby Segra will design a cannabis tissue culture facility for IXB. In consideration of the services, IXB will pay to Segra CAD$25,461.

e)	On May 24, 2017, the Company entered into a lease agreement for premises located in Carson City, Nevada for hemp oil processing. The leases commences on August 1, 2017 and is for a term of three years ending July 31, 2020. From August 1, 2017 to July 31, 2017, the monthly base rent is $6,579.30. From August 1, 2018 to July 31, 2019, the monthly base rent is $6,776.68. From August 1, 2019 to July 31, 2020, the monthly base rent is $6,979.98.

f)	On May 26, 2017, the Company entered into a Consulting Agreement (“Agreement”) with Global Discovery Group (“Global”) for a period of six months. Pursuant to the Agreement, in exchange for consulting services, the Company will issue 700,000 options to the consultant to purchase 700,000 shares of common stock of the Company at $0.001 per share. The options shall vest as follows: 450,000 options vest immediately upon issuance on May 26, 2017 and expire on July 7, 2017, 100,000 options shall vest on July 8, 2017 and expire on August 4, 2017, 100,000 options shall vest on August 5, 2017 and expire on September 1, 2017, 50,000 options shall vest on September 2, 2017 and expire on September 29, 2017, and 25,000 options shall vest on September 30, 2017 and expire on October 27, 2017.

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

a)	The Company is a defendant in a civil matter pending in Maricopa county, Arizona brought by a current shareholder – Raymond and Winne Yule. The plaintiff was a member in American Realty prior to the Share Exchange Agreement with the Company was effectuated. The plaintiff alleges that American Realty promised a particular real estate investment strategy and were assured a certain rate of return. The plaintiff alleges that American Realty failed in these matters and seeks for damages. The Company estimated and recorded a loss on settlement of $759,242 during the quarter ended June 30, 2017.
b)	There have been allegations of fraud made against the CEO of the Company by William Bills, Joaquin Flores and George Elam, all of whom are shareholders in the company as a result of the Stock Exchange Agreement as described in Note 4. Our counsel has conducted investigations into the matter, and has concluded that there is no merit to the allegations and that such allegations have been asserted as an attempt to either extort money out of the company or additional stock.

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

Other Matters

The Company, due to the nature of its relationship with PRM, has been the subject of an investigation by the State of Idaho. The specific focus of the investigation is on PRM.

The State of Arizona’s Corporation Commission, Securities Division issued a letter and subpoena for formal interview on March 21, 2017. The specific focus of the investigation is not clear at this time.

11.	Subsequent Events

Management has evaluated subsequent events up to and including August 21, 2017, which is the date the statements were available for issuance and determined there are no reportable subsequent events except the following:

On April 1, 2017, the Company amended the Limited Liability Partnership Agreement of AHIT-NNMP dated July 13, 2016. Pursuant to the amendment, the limited partner may at its sole option, purchase from the Company its partnership interest for the sum of $35,000 commencing July 14, 2017. On July

14, 2017, the limited partner exercised its right and purchased from the Company the partnership interest.

Subsequent to June 30, 2017, the Company sold 14 properties for total proceeds of $3,275,500.

On July 7, 2017, the Company issued 200,000 shares of common stock upon the exercise of 200,000 options. See Note 10(f).

On August 4, 2017, the Company issued 100,000 shares of common stock upon the exercise of 100,000 options. See Note 10(f).

12.	Discontinued Operations

On April 6, 2017, the Company completed a reverse acquisition (Note 4) and changed the focus of the business as the Company is no longer pursuing to be a REIT. The assets and liabilities related to the REIT business have been presented as held for discontinued operations following the approval of management to sell the assets and liabilities.

i.	Current assets of disposal group classified as held for discontinued operations
	2017 $	2016 $

Accounts receivable	16,064	2,406
Other assets	242,199	209,152

Total	258,263	211,558
ii.	Non-current assets of disposal group classified as held for discontinued operations

	2017 $	2016 $

Land	6,018,891	6,736,848
Building and improvements, net	3,933,203	4,390,398
Equipment, net	2,887	4,592

Total	9,954,981	11,131,838
iii.	Current liabilities of disposal group classified as held for discontinued operations

	2017 $	2016 $

Accounts payable and accrued liabilities	106,652	119,291
Due to related parties	45,621	7,164
Note payable – related parties	71,144	74,307
Prepaid rent received	18,311	13,048
Note payable	118,069	386,656

Total	359,797	600,466
iv.	Non-current liabilities of disposal group classified as held for discontinued operations
	2017 $	2016 $

Note payable	2,756,380	4,690,077

Total	2,756,380	4,690,077

Analysis of the result of discontinued operations, and the result on the re-measurement of assets is as follows:

	For the Three Months Ended June 30, 2017 $	For the Three Months Ended June 30, 2016 $	April 6, 2017 through June 30, 2017 $	January 1, 2017 through April 6, 2017 $	For the Six Months Ended June 30, 2016 $
	Successor	Predecessor	Successor	Predecessor	Predecessor

Revenue	148,286	165,615	148,286	170,819	327,515

Expenses
Depreciation	31,431	37,813	31,431	44,548	65,395
General and administrative	537,890	1,542,538	537,890	421,434	2,237,175
Interest expense	67,232	130,218	67,232	78,371	195,488

Total expenses	636,553	1,710,569	636,553	544,353	2,498,058

Other income (expense)
Loss (gain) on sale of properties	67,167	–	67,167	(269,521)	(4,981)
Impairment of real estate properties	–	–	–	37,071	–

Net loss before other income from discontinued operations	(555,434)	(1,544,954)	(555,434)	(141,084)	(2,165,562)

Other income
Impairment of real estate properties	(127,902)	–	(127,902)	–	–

Net loss from discontinued operations	(683,336)	(1,544,954)	(683,336)	(141,084)	(2,165,562)

Cash flows:

	For the Three Months Ended June 30, 2017	For the Three Months Ended March 31, 2017	For the Six Months Ended June 30, 2016
	Successor	Predecessor	Predecessor

Operating activities

Net loss from discontinued operations	(683,336)	(141,084)	(2,165,562)

Items not affecting cash:
Depreciation	31,431	44,548	65,395
Loss (gain) on sale of assets	67,167	(269,521)	(4,981)
Impairment of real estate properties	127,902	37,071	–
Stock-based compensation	–	–	1,230,794
Write-off of accounts receivable	–	1,950	–

Changes in operating assets and liabilities:
Accounts receivable	(9,782)	(5,826)	(1,550)
Prepaid expenses	(73,192)	40,145	32,005
Accounts payable	(37,537)	(2,130)	(10,685)
Accrued liabilities	6,671	20,357	8,361
Prepaid rent received	4,317	946	(15,745)
Due to related parties	15,127	18,330	–

Net cash used in operating activities – discontinued operations	(551,232)	(255,214)	(861,968)

Investing activities

Purchase of real estate properties and improvements	(11,005)	(3,592)	(8,432)
Proceeds from sale of real estate properties, net	589,456	384,996	211,200
Purchase of equipment	–	–	(5,116)

Net cash provided by investing activities – discontinued operations	578,451	381,404	197,652
Financing activities

Advances received from related party	5,000	–	–
Proceeds from notes payable	–	–	325,232
Repayment of related party advances	(1,478)	(1,685)	–
Repayment of notes payable	(15,550)	(19,742)	(33,995)

Net cash (used in) provided by investing activities – discontinued operations	(12,028)	(21,427)	291,237

Investment in Real Estate

	June 30, 2017	December 31, 2016

Cost of real estate properties	$ 10,524,592	$ 11,603,385
Accumulated depreciation	(339,079)	(354,639)
Impairment of real estate properties	(233,419)	(121,500)

Balance at the end of the period	$ 9,952,094	$ 11,127,246

During the three months ended June 30, 2017, the Company sold ten properties for gross proceeds of $2,088,944 and recognized a loss on sale of $133,076. Of the $2,088,944 proceeds, $1,499,488 was used to settle debt associated with the properties.

During the three months ended June 30, 2017, the Company discovered that $267,841 of improvement costs for a property owned by the Manager of ARP were erroneously capitalized by and paid by the Company during the fiscal years 2014 – 2016 ($52,000 in 2014, $201,932 in 2015 and $13,909 in 2016). $65,909 of the $267,841 capitalized cost was related to a property the predecessor sold during the 3 months ended March 31, 2017. $186,932 of the $267,841 capitalized cost was related to another property that remains a property of the Company as at June 30, 2017. The error was corrected during the three months ended June 30, 2017 and the $267,841 capitalized during fiscal year 2014-2016 and $15,000 of depreciation expense were reversed. As one of the properties was already sold, the Company recorded a gain of $65,909 on sale of asset.

During the three months ended March 31, 2017, the predecessor recorded depreciation expense of $43,269 for its real estate properties. During the three months ended June 30, 2017, the Company recorded depreciation expense of $46,005 for its real estate properties. During the six months ended June 30, 2016, the predecessor recorded depreciation expense of $65,155 for its real estate properties.

During the three months ended March 31, 2017, the predecessor recorded impairment of $37,071 for its real estate properties. During the three months ended June 30, 2017, the Company recorded impairment of $127,902 for its real estate properties. During the six months ended June 30, 2016, no impairment was recorded for its real estate properties by the predecessor.

Prepaid Rent Received

	June 30, 2017	December 31, 2016

Balance, beginning of period	$ 13,994	$ 39,598
Prepaid rent recognized as revenue during the period	(57,372)	(160,559)
Prepaid rent received during the period	61,689	134,009

Balance, end of period	$ 18,311	$ 13,048

Related Party Transactions

a)	On July 13, 2016, the Company entered into the Master UPREIT Formation Agreement resulting in the formation of AHIT NNMP, LLP, a Maryland limited liability company. Pursuant to the agreement, the Company agreed to retain the designee of the Limited Partner to serve as property manager during the period from the closing of the transaction to the exercise of the conversion option. In consideration for the property management services, the Limited Partner or its designee shall receive a property management fee equal to a mutually agreeable yearly fee based on a good faith analysis of net profits from the operation of the partnership for the year, but under no circumstances in excess of $120,000.
b)	As of June 30, 2017, the Company is indebted to the former limited partner of AHIT Valfre, LLP for $136 (December 31, 2016 - $136), of repair expenses the limited partner paid on behalf of the Company.
c)	As of June 30, 2017, the Company is indebted to the limited partner of AHIT NNMP, LLP for $45,484 (December 31, 2016 - $7,028), which represents $374 (December 31, 2016 - $4,211) of expenses owed to the limited partner, and $45,111 (December 31, 2016 - $11,239) of management fees owed to the limited partner.
d)	On August 10, 2016, the Company assumed a note in the principal amount of $76,876 through the acquisition of the AHIT NNMP properties. The note is held by one of the partners of the limited partner of AHIT NNMP. The note bears interest at 4.50% and is due on June 1, 2026. As of June 30, 2017, the principal balance of the loan is $71,144 (December 31, 2016 - $74,307).
e)	On July 15, 2016, the Company entered into a Consultancy Agreement with the Vice President of the Company for consulting services. The Consultancy Agreement is for a term of one year. In addition to a $30,000 signing bonus, the Company has agreed to issue 25,000 restricted shares as compensation and bi-weekly monetary compensation that is on par with the value of the services provided by the Vice President. On July 20, 2016, the Company issued the 25,000 shares of common stock with a fair value of $75,000 to the Vice President of the Company.
f)	On July 15, 2016, the Company entered into a Board Director Agreement whereby the Company has agreed to issue 10,000 restricted shares of common stock as compensation. In addition to the 10,000 shares of common stock, the Company has agreed to pay the Director from time to time monetary and equity compensation for the services. As at June 30, 2017, the Company has not issued the 10,000 shares.
g)	On July 21, 2016, the Company entered into a Board Director Agreement whereby the Company has agreed to issue 10,000 restricted shares of common stock as compensation. In addition to the 10,000 shares of common stock, the Company has agreed to pay the Director from time to time monetary and equity compensation for the services. On October 31, 2016, the Company issued the 10,000 shares of common stock with a fair value of $30,000.

h)	During the three months ended March 31, 2017, the predecessor paid commission of $31,575 to a company owned by the former CFO of the predecessor. During the three months ended June 30, 2017, the Company paid commission of $53,010 to a company owned by the director of the Company.

Notes Payable

	June 30, 2017 $	December 31, 2016 $

Mortgages payable on February 20, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate properties purchased with the loan	121,425	194,984
Promissory note payable on November 1, 2019, bearing interest at 5.371% per annum, collateralized by the real estate properties titled to ARP Borrower, LLC and 100% equity ownership in ARP Borrower, LLC. The note is also secured by the Company	305,573	1,628,276
Promissory note payable on December 1, 2020, bearing interest at 5.88% per annum, collateralized by the real estate properties titled to ARP Borrower II, LLC and 100% equity ownership in ARP Borrower II, LLC	576,349	956,815
Promissory note payable on May 27, 2017, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate property purchased with the loan	–	180,000
Promissory note payable on July 8, 2017, bearing interest at 18% per annum initially and at 12% per annum after four months, collateralized by a deed of trust on the real estate property purchased with the loan	–	80,000
Promissory note payable on October 1, 2017, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate properties titled to ARP	122,243	122,298
Promissory note payable on January 1, 2022, bearing interest at 10% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	350,000	350,000
Mortgage payable on April 1, 2053, bearing interest at 2% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	242,820	244,767
Promissory note payable on May 1, 2021, bearing interest at 6.07% per annum, collateralized by the real estate properties titled to AHIT Valfre, LLP and ARP Borrower, LLC	1,037,126	1,196,022
Mortgage payable on April 1, 2028, bearing interest at 2.985% per annum, collateralized by the real estate property purchased with the loan	118,913	123,571

	2,874,449	5,076,733
Note payable – related party, payable on June 1, 2026, bearing interest at 4.5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	71,144	74,307
	2,945,593	5,151,040
Less: Current Portion of Note payable	(189,214)
	2,756,379

The following table schedules the principal payments on the notes payable for the next five years and thereafter as of June 30, 2017:

Year	Amount
2017	157,188
2018	72,778
2019	369,046
2020	588,589
2021	974,677
thereafter	783,315

Total	$ 2,945,593

At June 30, 2017, the weighted-average interest rate on short-term borrowings outstanding was 14.42%. The average amount of short-term borrowings during the three months ended June 30, 2017 was $101,121. The average interest on short-term borrowings during the three months ended June 30, 2017 was $2,031.

Single Family Residence Acquisitions

As of June 30, 2017, the Company owns 37 residential properties and 1 commercial property. The estimated useful life of the buildings and improvements related to these assets is 27 years. The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, aggregate net investment, and average investment for each home acquired.

MSA / Metro Division	Number of Homes	Aggregate Investment	Average Investment per Home
Arizona	26	$ 7,060,046	$ 271,540
California	3	1,767,323	589,108
New Mexico	7	1,448,828	206,975
Texas	2	248,396	124,198

Total and Weighted Average	38	$ 10,524,593	$ 276,963

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

Lease Agreements

The Company rents properties under non-cancellable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at June 30, 2017 through the end of their term, are as follows:

Fiscal Year 2017	$ 88,212
Fiscal Year 2018	35,270
Fiscal Year 2019	8,413

Total	$ 131,895

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

General Description of Business

The Company was incorporated on December 17, 2007 under the laws of the State of Nevada. On February 13, 2015, following the acquisition of the majority and controlling shares of the Company by American Realty Partners, LLC (“ARP”), a change of control of the Company took place. On May 11, 2015, the Company converted into a Maryland corporation and changed its name to American Housing Income Trust, Inc. Thereafter, the Company acquired, renovated, rehabilitated and, in turn, rented single family residence. The Company raised funds to diversify and grow its portfolio through a public offering on registration statement Form S-11/A, effective as of June 23, 2016. On May 15, 2017, the Company converted into a Wyoming corporation and changed its name to Corix Bioscience, Inc.

On March 1, 2017, the Company entered into a Stock Exchange Agreement with IXB Biotechnology, Inc. (“IXB”) whereby the Company issued 10,000,000 shares of its restricted common stock to IXB (the “IXB Shares”) on April 6, 2017 in exchange for all of IXB’s issued and outstanding shares, resulting in IXB becoming a wholly owned subsidiary of the Company. The transaction closed on April 6, 2017. The IXB Shares were issued on a pro rata basis to IXB’s shareholders, resulting in a change in control of the Company. The operations of Corix were significant in comparison to those of IXB so the consolidated financial statements are presented under predecessor reporting wherein the prior historical information consists of solely Corix’s results of operations and cash flows. The financial statements summaries included herein are presented for the three and six months ended June 30, 2017, and 2016, under predecessor entity reporting.

As a result of the IXB merger, the Company has changed its business plan and now focuses on the production of certified organic cannabidol oil (“CBD oil”). The Company is presently expanding its business operations and implementing its new business plan. The CBD industry is new and growing rapidly. We face competition from a variety of competitors. We believe our experience in management and real estate acquisition, coupled with the experience and technologies acquired from IXB, may create a competitive advantage in this new, developing industry. However, as with any investment, there is no guarantee that we will be successful.

The Company has discontinued the business of acquiring and operating residential properties as the business is unprofitable. The Company was unable to generate sufficient income to cover the operating cost over the last several years. The Company has started to liquidate its real estate holdings and intends on disposing of its residential housing over the coming months. See Note 12 to the Financial Statements.

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

Results of Operations for the six months ended June 30, 2017 and 2016

The following table sets forth the summary income statement for the six month period ended June 30, 2017 and 2016:

	Successor	Predecessor	Predecessor
	April 6, 2017 through June 30, 2017	January 1, 2017 through April 6, 2017	For the Six Months Ended June 30, 2016
Revenue*	$-	$-	$-
Operating Expense	$696,126	$63,322	$576,923
Other Loss	$(778,931)	$-	$-
Net loss from continuing operations	$1,475,057	$63,322	$576,923
Net Loss from discontinued operations	$683,336	$141,084	$2,165,562

*Because the Company discontinued its operation as a real estate holding company, revenue is calculated as a net loss for discontinuing operations. See Note 12 to the Financial Statements.

For the period of January 1, 2017 through April 6, 2017, the predecessor recorded a net loss from operations of $63,322. For the period from April 6, 2017 through June 30, 2017, we recorded a net loss of $1,475,057. For the six months ended June 30, 2016, the predecessor reported a net loss of $573,923 from continuing operations. The change in net loss was primarily attributable to the Company’s recognition of a loss of $759,242 from legal settlement, $564,828 of stock based compensation related to the issuance of shares of common stock and stock options pursuant to consulting agreements, $19,689 (2016 - $nil) of accretion and interest expense related to the convertible debt and $53,132 of research and development expenses related to the CBD oil business.

Revenue – Because the Company discontinued its operation as a real estate holding company, rental revenue is netted against expenses related to the rental business and included in net loss for discontinued operations. See Note 12 to the Financial Statements.

Operating Expenses - Operating expenses for the periods of January 1, 2017 through April 6, 2017 and April 6, 2017 through June 30, 2017 were $696,126 and $63,322, respectively. This compares to $576,923 for the six months ended June 30, 2016. The increase, as explained above, is primarily attributable to $564,828 of stock based compensation related to the issuance of shares of common stock and stock options pursuant to consulting agreements, $19,689 of accretion and interest expense related to the convertible debt and $53,132 of research and development expenses related to the CBD oil business. During the six months ended June 30, 2016, the Company recognized stock based compensation of $410,265.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of implementing our new business plan of producing CBD oil, leasing farm land, and   funding our operations.

Our long-term liquidity needs primarily relate to expanding the CBD oil business plan and production, potentially building or leasing facilities to refine raw materials into CBD oil, and costs associated with distribution of the same. We seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, and property dispositions. We have financed our operations and acquisitions to date through the funding by members of our subsidiaries and third party loans, including the debt service identified above in the section titled “Description of Business.”

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

Cash Flow Information

Net cash used in operating activities from continuing operations for the periods of January 1, 2017 through April 6, 2017 (predecessor) and April 6, 2017 through June 30, 2017 (successor) was $12,622 and $243,125, respectively. This compares to $76,536 net cash used in operating activities from continuing operations for the six months ended June 30, 2016 (predecessor). The increase in cash used in operating activities was primarily related to the payments of accounts payable and accrued liabilities .

Net cash provided by investing activities for the periods of January 1, 2017 through April 6, 2017 (predecessor) and April 6, 2017 through June 30, 2017 (successor) were $nil and $120,407, respectively, as compared to $nil for the six months ended June 30, 2016 (predecessor). The change was due to the cash proceeds received from the reverse merger.

Net cash provided by all financing activities for the periods of January 1, 2017 through April 6, 2017 (predecessor) and April 6, 2017 through June 30, 2017 (successor) was $26,115 and $252,009, respectively. Net cash provided by financing activities for the six months ended June 30, 2016 (predecessor) was $258,465. The change was due to $288,000 of proceeds received from the issuance of convertible debt by the Company during the period from April 6, 2017 to June 30, 2017, $133,166 of proceeds received from the issuance of common stock by the predecessor, offset by a repayment of $36,216 to the related parties by the Company and a repayment of $107,051 to the related parties by the predecessor. During the six months ended June 30, 2016, the predecessor did not receive any proceeds from issuance of common stock or convertible note but it received advances of $258,465 from related parties.

Our estimated working capital requirement for the next 12 months is $350,000 with an estimated burn rate of $30,000 per month. As reflected in the accompanying financial statements, we had cash of $144,482 at June 30, 2017.

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

As described in Basis of Presentation in this Second Quarter Report for fiscal year 2017, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth above, i.e. the Yule Case and allegations made by certain shareholders, there are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

/s/ Michael Ogburn
Corix Bioscience, Inc.
By: Michael Ogburn
Its: Chief Executive Officer and President
Date: August 18, 2017