Form 10-Q/A
period 2016-09-30
Corix Bioscience, Inc.
filed 2017-11-09
CIK 1433821

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

[Table of Contents]

EXPLANATORY NOTE

Corix Bioscience, Inc., f/k/a American Housing Income Trust, Inc., (the “Company”) files this Amendment to its Quarterly Report on Form 10-Q for the third quarter of the 2016 fiscal year to correct a scriveners error.  In the Company’s original filing, the Company inadvertently checked “Yes” as to whether the Company was a shell.  However, the Company changed its shell status in the second quarter of the 2015 fiscal year and is now operational.  This Amendment corrects that error.  The remainder of the Quarterly Report is unchanged.

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

See also Part II, Item 6.

[Table of Contents]

Item 6. Exhibits.

Incorporated by reference
		Filed	Period	Filing
Exhibit	Exhibit Description	herewith	ending	date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			10-Q/8-15-16
32.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			10-Q/8-15-16
33.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			10-Q/8-15-16
34.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			10-Q/8-15-16

SIGNATURES

          Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/James Stevens
American Housing Income Trust, Inc.
By: James Stevens
Its: Chief Executive Officer and President
Date: November 14, 2016

-13-