Form 10-Q
period 2017-09-30
Corix Bioscience, Inc.
filed 2017-11-20
CIK 1433821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period September 30, 2017

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File No. 333-150548

CORIX BIOSCIENCE, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	333-150548	75-3265854
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

18662 MaCaurther Boulevard, Suite 200 in Irvine, CA		92612
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)		(ZIP CODE)

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

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,865,408 shares of common stock issued and outstanding as of November 20, 2017.

2

3

(formerly American Housing Income Trust, Inc.)

September 30, 2017

(unaudited)

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

4

Corix Bioscience, Inc. (formerly American Housing Income Trust, Inc.) Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
	Successor	Predecessor
Assets

Cash	$360,871	$2,151
Prepaid expense and deposits	890,629	24,125
Inventory	45,000	—
Assets held for discontinued operations	120,768	211,558

Total Current Assets	1,417,268	237,834
Equipment	82,388	4,592
Intangible asset	250,000	—
Assets held for discontinued operations	2,594,107	11,127,246
Total Assets	$4,343,763	$11,369,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$25,678	$65,788
Due to related parties	10,000	407,728
Convertible notes, net of discount of $239,974	50,026	—
Liabilities held for discontinued operations	47,197	600,466
Total Current Liabilities	132,901	1,073,982
Liabilities held for discontinued operations	652,836	4,690,077
Total Liabilities	785,737	5,764,059
Commitments (Note 11)
SHAREHOLDERS’ EQUITY
Preferred Stock, 9,980,000 shares authorized, $0.001 par value; no shares issued and outstanding	—	—
Preferred Stock – Series A, 20,000 shares authorized, $0.001 par value; no shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, par value $0.01; 20,653,140 shares outstanding (December 31, 2016 – 9,681,929 shares outstanding)	206,531	96,819
Additional paid-in capital	8,650,031	16,803,120
Accumulated deficit	(5,298,536)	(12,424,339)
Total Corix Bioscience, Inc.’s Shareholders’ Equity	3,558,026	4,475,600
Non-controlling interest	—	1,130,013
Total Shareholders’ Equity	3,558,026	5,605,613
Total Liabilities and Shareholders’ Equity	$4,343,763	$11,369,672

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Corix Bioscience, Inc. (formerly American Housing Income Trust, Inc.) Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	April 6, 2017 through September 30, 2017	January 1, 2017 through April 6, 2017	For the Nine Months Ended September 30, 2016
	Successor	Predecessor	Successor	Predecessor	Predecessor
Expenses
Depreciation	2,094	382	2,520	1,279	382
General and administrative	297,860	327,173	993,986	63,322	904,096
Total expenses	(299,954)	(327,555)	(996,506)	(64,601)	(904,478)
Net loss before other income (expense) from continuing operations	(299,954)	(327,555)	(996,506)	(64,601)	(904,478)

Other income (expense)
Accretion	(231,512)	—	(250,026)	—	—
Interest expense	(5,592)	—	(6,767)	—	—
Gain (Loss) from legal settlement	18,486	—	(740,756)	—	—

Net loss from continuing operations	(518,572)	(327,555)	(1,994,055)	(64,601)	(904,478)

Discontinued operations
Net loss from discontinued operations (Note 12)	(2,621,571)	(1,220,571)	(3,304,481)	(139,805)	(3,386,133)
Net loss	(3,140,143)	$(1,548,126)	(5,298,536)	$(204,406)	$(4,290,611)

Basic and diluted loss per share:
Net loss per share attributable to common stockholders –	$(0.03)	$(0.04)	$(0.10)	$(0.01)	$(0.11)
continuing operations
Net loss per share attributable to common stockholders – discontinued operations	$(0.13)	$(0.14)	$(0.17)	$(0.01)	$(0.41)
Weighted average shares outstanding – basic and diluted	20,514,576	8,844,605	20,016,523	9,739,390	8,206,447

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Corix Bioscience, Inc. (formerly American Housing Income Trust, Inc.) Consolidated Statements of Cash Flows (Unaudited)

	April 6, 2017 through September 30, 2017	January 1, 2017 through April 6, 2017	For the Nine Months Ended September 30, 2016
	Successor	Predecessor	Predecessor
Cash Flows from Operating Activities
Net loss	$(5,298,536)	$(204,406)	$(4,290,611)

Add net loss from discontinued operations	3,304,481	139,805	3,386,133
Items not affecting cash:
Depreciation	2,520	1,279	382
Stock-based compensation	608,434	—	650,265
Accretion	250,026	—	—
Gain on forgiveness of debt	—	—	(8,088)
Loss on legal settlement	740,756	—	—

Changes in operating assets and liabilities:
Prepaid expenses and deposits	(876,873)	10,369	(2,005)
Inventory	(45,000)	—	—
Accounts payable	(36,513)	(4,068)	56,006
Accrued liabilities	(43,928)	44,399	51,050
Due to related parties	10,000	—	(21,202)
Net Cash Used in Operating Activities – Continuing Operations	(1,384,633)	(12,622)	(178,070)
Net Cash Used in Operating Activities – Discontinuing Operations	(1,131,266)	(255,214)	(1,322,309)
Net Cash Used In Operating Activities	(2,515,899)	(267,836)	(1,500,379)

Cash Flows from Investing Activities
Purchase of equipment	(81,595)	—	(5,116)
Purchase of licenses	(250,000)	—	—
Proceeds from sale of real estate properties in relation to legal settlement	1,024,695	—	—
Cash acquired from reverse merger	120,407	—	—
Net Cash Provided by (Used in) Investing Activities – Continuing Operations	813,507	—	(5,116)
Net Cash Provided by Investing Activities – Discontinuing Operations	3,270,597	381,404	188,292
Net Cash Provided by Investing Activities	4,084,104	381,404	183,176
Cash Flows from Financing Activities
Proceeds from the sale of common stock	—	133,166	509,600
Proceeds from exercise of stock options	650	—	—
Cash paid for redemption of common stock	(155,896)	—	—
Proceeds from issuance of convertible debt, net of original debt discount	452,750	—	—
Debt financing costs	(14,750)	—	—
Repayment of convertible debt	(200,000)	—	—
Advance from related parties	—	—	425,774
Repayment of related party advances	—	(107,051)	—
Net Cash Provided by Financing Activities – Continuing Operations	82,754	26,115	935,374
Net Cash (Used in) Provided by Financing Activities – Discontinuing Operations	(1,290,088)	(21,427)	272,905
Net Cash (Used in) Provided by Financing Activities	(1,207,334)	4,688	1,208,279
Change in Cash	360,871	118,256	(108,924)
Cash – Beginning of Period	—	2,151	199,570
Cash – End of Period	$360,871	$120,407	$90,646

Supplemental disclosures of cash flow information:
Interest paid	$163,487	$68,902	$216,815
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Notes payable and amounts due to related party settled from sale of real properties	$2,379,444	$742,504	$—
Related party note receivable from sale of real properties	$325,000	$—	$—
Debt discount recorded for beneficial conversion features and relative fair value of warrants	$438,000	$—	$—
Stock issued for acquisition of real properties	$—	$—	$1,085,726
Note payable issued with acquisition of real properties	$—	$—	$691,155
Related party notes payable issued with acquisition of real property	$—	$—	$76,876
Issuance of limited partnership units in exchange for real estate properties	$—	$—	$1,130,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Corix Bioscience, Inc.

(formerly American Housing Income Trust, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2017

(unaudited)

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

During the three months ended September 30, 2017, the Company dissolved the following wholly-owned subsidiaries following the disposition of the real estate properties and payment of outstanding financing liabilities: American Realty Partners, LLC, APR Borrower, LLC, APR Pledgor, LLC, APR Borrower II, LLC, ARP Pledgor II, LLC, AHIT-Valfre and AHIT Valfre GP, LLC.

The Company is in the business of producing certified organic cannabidol oil. During the nine months ended September 30, 2017, the Company has discontinued the business of acquiring and operating residential properties and begun to dispose its residential properties. As of the date of this filing, the Company holds title to 5 residential properties and 1 commercial property.

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

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary IX Biotechnology, Inc. All significant intercompany transaction and balances have been eliminated. On June 24, 2015, the Company’s fiscal year-end changed from January 31 to December 31.

On March 1, 2017, Corix entered into a Stock Exchange Agreement with IX Biotechnology, Inc. (“IXB”). The transaction closed on April 6, 2017 and, pursuant to the agreement, Corix issued 10,000,000 shares of common stock in exchange for all acquired IXB (See Note 4). The operations of Corix were significant in comparison to those of IXB so the consolidated financial statements are presented under predecessor reporting wherein the prior historical information consists of solely Corix’s results of operations and cash flows. The consolidated financial statements included herein are presented for the three and nine months ended September 30, 2017, and 2016, under predecessor entity reporting. The results of operations and cash flows obtained through the use of April 1, 2017, rather than April 6, 2017, are not considered to be materially different; therefore, the successor period is presented beginning April 1, 2017.

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

Level 1	Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 1	Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 1	Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The Company does not have any financial instruments that are required to be measured and recorded at fair value on a recurring basis.

d)	Non-controlling Interest

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

e)	Reclassification

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on our net income (loss) or financial position as previously reported.

f)	Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The effective date will be the first quarter of fiscal year 2019 with early adoption permitted. Management continues to assess the overall impact the adoption of ASU 2016-02 will have on the Company’s financial statements adoption permitted. Management continues to assess the overall impact the adoption of ASU 2016-02 will have on the Company’s financial statements

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations, and the attainment of profitable operations. During the six months ended September 30, 2017, the Company incurred a net loss of $5,298,536, and as at September 30, 2017, the Company has accumulated losses of $5,298,536 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been successful in raising cash through equity offerings in the past. The Company has financing efforts in place to continue to raise cash through equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity and debt financing and reducing expenses. During the six months ended September 30, 2017, the Company received $438,000 net proceeds from debt financing. Although the Company has successfully completed financings in the past fiscal years, the Company cannot assure that the plans to address these matters in the future will be successful.

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

5.	Related Party Transactions
a)	American Realty Partners (“ARP”), the Company’s former subsidiary, has been advised and managed by Performance Realty Management, LLC (“PRM”), an Arizona limited liability company (the “Manager”). At the formation of ARP, ARP agreed to pay the Manager of ARP quarterly management fees equal to the greater of: (a) $120,000 on an annual basis, or (b) 1% of the total assets of ARP in consideration for the management services to be rendered to or on behalf of ARP by the Manager. Commencing January 1, 2016, PRM started to serve as the Manager of ARP at no cost.

During the six months ended September 30, 2017, the Company discovered that $267,841 of improvement costs for a property owned by the Manager of ARP were erroneously capitalized by and paid by the Company during the fiscal years 2014 – 2016 ($52,000 in 2014, $201,932 in 2015 and $13,909 in 2016). The error was corrected during the six months ended September 30, 2017. Before the adjustment, ARP was indebted to the Manager of ARP for $164,275, which represents advances provided by the Manager of ARP for daily operations. The correction of the error resulted in a receivable from the Manager of APR in the amount of $103,566. As at December 31, 2016, ARP is indebted to the Manager of APR for $363,698, which represents advances provided by the Manager of ARP for daily operations.

b)	On May 15, 2015, the Company entered into an Advisory Board Consulting and Compensation Agreement with a former director of the Company pursuant to which the Company agreed to issue 1,000,000 shares of common stock to the former director. In addition, the Company agreed to pay the former director an annual fee equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. The 1,000,000 shares of AHIT were issued on July 6, 2015. On February 25, 2016, the Company amended the Advisory Board Consulting and Compensation Agreement and the director agreed to serve on the Board of Directors at no cost.

c)	On February 25, 2016, the Company entered into an employment agreement with the former CFO of the Company for a period of three years. The Company agreed to pay the former CFO an annual salary equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. On December 30, 2016, the Company amended the employment agreement and the former CFO of the Company agreed to serve as the CFO of the Company at no cost. The former CFO also agreed to waive his rights to the share issuance in favor of a reduced issuance of 616,180 shares of the Company’s common stock for the period of February 25, 2016 through October 7, 2016. On August 1, 2016, before the amendment, the Company issued 439,401 shares of common stock to PRM, pursuant to a Designation and Acceptance of Rights entered into between PRM, the Company, and the former CFO. The former CFO agreed to waive his rights to the issuance of the remaining 176,779 shares of common stock.
d)	On July 28, 2016, PRM was issued 439,401 shares of common stock in the Company pursuant to a Designation and Acceptance of Rights (the “Designation”) entered into between PRM, the Company, and the former CFO of the Company.

On August 15, 2016, as part of a restructuring of related parties, PRM and the Company closed on a Stock Exchange and Restructuring Agreement (the “Exchange Agreement”). As a result of the closing of the Exchange Agreement, those prior members of PRM were issued shares of common stock in the Company.

e)	On August 31, 2017, the Company entered into an employment agreement with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company for a period of three years. The Company agreed to pay the CEO an annual salary equal to $120,000 or 1% of the Company’s assets as reported on its year-end balance sheet, whichever is greater. The Company will also issue an aggregate of 3,000,000 shares of common stock of the Company on the first, second and third anniversary. During the six months ended September 30, 2017, the Company recorded management fees of $10,000 and stock based compensation of $8,333. As of September 30, 2017, the Company is indebted to the CEO of the Company for $10,000 (December 31, 2016 - $nil), which represents management fees owed to the CEO.
6.	Convertible Debenture

On April 4, 2017, the Company issued a 2% Convertible Note with a principal amount of $525,000 and warrants to purchase up to 787,500 shares of common stock at $0.50 per share, exercisable for a period of five years from issuance. Pursuant to the Note, the Company will receive total proceeds of $500,000 in tranches, net of a prorated 5% original issue discount (“OID”). Interest is calculated at 2% per annum and any principal or interest not paid when due will bear interest at 15% per annum, commencing the due date. The maturity date of each tranche is 6 months from the effective date of each payment. The Convertible Note is secured by the Company’s collateral. Any unpaid principal and interest can be converted into shares of common stock at a fixed conversion price of $0.50 per share. As at September 30, 2017, the Company has received total proceeds of $288,000, net of Original Discounts of $14,400 and debt financing fees of $12,000. On September 6, 2017, the Company repaid a total of $200,000.

On April 10, 2017, the Company received proceeds of $188,000 net of an Original Discount of $10,000 and debt financing fees of $12,000. The fair value of the 315,000 Warrants on April 10, 2017 was $211,100, determined using Black-Scholes. As a result, the relative fair values of the convertible note and the warrants was $104,726 and $105,274, respectively. The effective conversion price was then determined to be $0.50. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the warrants of $105,274 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $104,726. The beneficial conversion feature of $82,726, the OID of $10,000 and the debt financing fees of $12,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability or beneficial conversion associated with the debenture under ASC 815-15 Derivatives and Hedging. During the nine months ended September 30, 2017, the Company recorded accretion of discount of $206,342. On September 6, 2017, the Company repaid $200,000. As at September 30, 2017, the Company has recorded accrued interest of $1,714 and the carrying value of the loan is $3,658.

On May 9, 2017, the Company received proceeds of $100,000 net of an Original Discount of $5,000. The fair value of the 157,500 Warrants on May 9, 2017 was $111,789, determined using Black-Scholes. As a result, the relative fair values of the convertible note and the warrants was $50,856 and $54,144, respectively. The effective conversion price was then determined to be $0.50. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the warrants of $54,144 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $50,856. The beneficial conversion feature of $45,856 and the OID of $5,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability or beneficial conversion associated with the debenture under ASC 815-15 Derivatives and Hedging. During the nine months ended September 30, 2017, the Company recorded accretion of discount of $29,591, increasing the carrying value of the loan to $29,591. As at September 30, 2017, the Company has recorded accrued interest of $828.

On July 3, 2017, the Company issued a 10% Convertible Note with a principal amount of $175,000 and warrants to purchase 218,750 shares of common stock at $0.40 per share, exercisable for a period of five years from issuance. Pursuant to the Note, the Company received proceeds of $150,000, net of original issue discount (“OID”) of $22,250 and debt financing cost of $2,750. Interest is calculated at 10% per annum and any principal or interest not paid when due will bear interest at 24% per annum, commencing the due date. The maturity date is 6 months from the effective date of each payment. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the lesser of (i) the lowest trading price during the previous 25 trading days prior to the issuance of the note, and (ii) 50% multiplied by the lowest trading price during the 25 trading days prior to the conversion date. As at September 30, 2017, the Company has received proceeds of $150,000, net of Original Discounts of $22,250 and debt financing cost of $2,750.

The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. The Company then evaluated whether the embedded conversion option within the debt instrument is beneficial to the holder. Since the market price at closing was greater than the conversion price, it was determined that there was a beneficial conversion feature. The fair value of the 218,750 warrants on July 3, 2017 was $206,285, determined using Black-Scholes. As a result, the relative fair values of the convertible note and the warrants was $80,320 and $94,680, respectively. The Company recognized the relative fair value of the warrants of $94,680 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $80,320. The beneficial conversion feature of $55,320, the OID of $22,250 and the debt financing cost of $2,750 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $nil. The discount and debt financing cost are being expensed over the term of the loan to increase the carrying value to the face value of the loan. During the nine months ended September 30, 2017, the Company recorded accretion of discount of $13,872 and debt financing costs of $221, increasing the carrying value of the loan to $14,093. As at September 30, 2017, the Company has recorded accrued interest of $4,267.

7.	Common Stock
a)	On April 6, 2017, the Company issued 10,000,000 shares of common stock pursuant to the Share Exchange Agreement as disclosed in Note 4.
b)	On April 17, 2017, the Company issued 200,000 shares of common stock at a fair value of $138,000 pursuant to the consulting agreement as disclosed in Note 10(c).
c)	On June 2, 2017, the Company issued 225,000 shares of common stock upon the exercise of 225,000 options and received proceeds of $225. See Note 10(f).
d)	On July 7, 2017, the Company issued 200,000 shares of common stock upon the exercise of 200,000 options and received proceeds of $200. See Note 10(f).

e)	On August 4, 2017, the Company issued 100,000 shares of common stock upon the exercise of 100,000 options and received proceeds of $100. See Note 10(f).
f)	On September 1, 2017, the Company issued 100,000 shares of common stock upon the exercise of 100,000 options and received proceeds of $100. See Note 10(f).
g)	On September 15, 2017, the Company repurchased 50,289 shares of common stock at a purchase price of $3.10 per share pursuant to a redemption agreement as discussed in Note 10.
h)	On September 25, 2017, the Company issued 10,000 shares of common stock at a fair value of $11,300 pursuant to the consulting agreement as disclosed in Note 10(h).
i)	On September 29, 2017, the Company issued 50,000 shares of common stock upon the exercise of 50,000 options for proceeds of $50 of which $25 is receivable at September 30, 2017. See Note 10(f).
8.	Stock Options

On May 26, 2017, the Company issued 700,000 options to a consultant to purchase 700,000 shares of common stock of the Company at $0.001 per share. See Note 11(f). The options shall vest as follows: 450,000 options vest immediately upon issuance on May 26, 2017 and expire on July 7, 2017, 100,000 options shall vest on July 8, 2017 and expire on August 4, 2017, 100,000 options shall vest on August 5, 2017 and expire on September 1, 2017, 50,000 options shall vest on September 2, 2017 and expire on September 29, 2017, and 25,000 options shall vest on September 30, 2017 and expire on October 27, 2017.

The following table summarizes information about the options for the six months ended September 30, 2017:

	Number of options	Weighted average exercise price
		$

Options outstanding – March 31, 2017	–	–

Granted	700,000	0.001
Exercised	(675,000)	0.001

Options outstanding – September 30, 2017	25,000	0.001

Options exercisable – September 30, 2017	25,000	0.001

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

Exercise Price	Options	Options	Weighted average remaining contracted life
$	outstanding	Exercisable	(years)

0.001	25,000*	25,000	0.07

* Exercised subsequently (Note 11).

Share-based compensation expense is determined using the Black-Scholes Option Pricing Model. During the nine months ended September 30, 2017, the Company recognized share-based compensation expense of $450,801 in additional paid-in capital. The weighted average fair value of the options granted during the nine months ended September 30, 2017, was $0.64. Weighted average assumptions used in calculating the fair value of stock-based compensation expense are as follows:

For the Nine Months Ended September 30, 2017

Risk-free rate	0.75% - 1.00%
Dividend yield	0%
Volatility factor of the expected market price of the Company's common shares	211% - 479%
Weighted average expected life of the options (years)	0.08– 0.12

9.	Share Purchase Warrants

The following table summarizes information about the warrants issued:

	Number of warrants	Weighted average exercise price $

Outstanding, March 31, 2017	–	–

Issued	691,250	0.47

Outstanding, September 30, 2017	691,250	0.47

The following table summarizes information about warrants outstanding as at September 30, 2017:

Exercise price	Expiry date	Warrants outstanding September 30, 2017

$ 0.50	April 10, 2022	315,000
$ 0.50	May 9, 2022	157,500
$ 0.40	July 3, 2022	218,750

10.	Commitments and Contingencies
a)	On May 15, 2015, American Realty Partners (“ARP”), a former subsidiary of the Company, entered into Parent-Subsidiary and Operations Agreement (“Subsidiary Agreement) with the Company and Performance Realty Management, LLC (“PRM”). Pursuant to the Subsidiary Agreement, the Company agreed to be bound by ARP’s Operating Agreement dated November 1, 2013. The Subsidiary Agreement was amended on June 29, 2015 to provide for the issuance of 1,000,000 post-split shares of the Company as consideration for services to be rendered by PRM upon written notice to the Company. On December 21, 2015, ARP amended its operating agreement with PRM wherein it ratified the issuance of the 1,000,000 post-split shares of restricted common stock as the sole compensation paid to PRM for serving as manager of ARP.

b)	On April 11, 2017, IXB entered into a consulting agreement with Black Legend Capital for consulting and financial advisory services for a period of six months. Pursuant to the agreement, the Company agreed to pay a compensation of $30,000 upon execution of the agreement.

c)	On April 17, 2017, the Company entered into a Consulting Agreement (“Agreement”) with International Monetary, Inc., a California corporation (“International Monetary”) for a period of six months. Pursuant to the Agreement, International Monetary will provide a variety of services to the Company, including, but not limited to, corporate and management services; financial services; shareholder relations and corporate communication services; business development services; investor relations coordination and services; and guidance to maximize shareholder value with a concentrated focus on assisting with specific corporate governance requirements for an up listing to a major listed exchange. In exchange for these services, the Company will issue to International Monetary restricted shares of common stock in an amount equal to two percent (2%) of the Company’s issued and outstanding common stock (the “Stock Compensation”). The Stock Compensation shall be made in two payments, one percent (1%) of the issued and outstanding stock as of April 17, 2017 shall be issued upon the execution of the Agreement, and the remaining one percent (1%) shall be issued ninety (90) days thereafter. In addition to the Stock Compensation, the Company will pay a monthly cash management fee of $5,000 per month (the “Management Fee”). On May 19, 2017, the Company issued 200,000 shares to International Monetary.

d)	On May 1, 2017, IXB entered into a service agreement with Segra Biogenesis Corp. (“Segra”) whereby Segra will design a cannabis tissue culture facility for IXB. In consideration of the services, IXB will pay to Segra CAD$25,461.

e)	On May 24, 2017, the Company entered into a lease agreement for premises located in Carson City, Nevada for hemp oil processing. The leases commences on August 1, 2017 and is for a term of three years ending July 31, 2020. From August 1, 2017 to July 31, 2017, the monthly base rent is $6,579.30. From August 1, 2018 to July 31, 2019, the monthly base rent is $6,776.68. From August 1, 2019 to July 31, 2020, the monthly base rent is $6,979.98.

f)	On May 26, 2017, the Company entered into a Consulting Agreement (“Agreement”) with Global Discovery Group (“Global”) for a period of six months. Pursuant to the Agreement, in exchange for consulting services, the Company will issue 700,000 options to the consultant to purchase 700,000 shares of common stock of the Company at $0.001 per share. The options shall vest as follows: 450,000 options vest immediately upon issuance on May 26, 2017 and expire on July 7, 2017, 100,000 options shall vest on July 8, 2017 and expire on August 4, 2017, 100,000 options shall vest on August 5, 2017 and expire on September 1, 2017, 50,000 options shall vest on September 2, 2017 and expire on September 29, 2017, and 25,000 options shall vest on September 30, 2017 and expire on October 27, 2017.

g)	On August 14, 2017, the Company entered into a Sales Agreement with Positively Green Organics, LLC (“PGO”), whereby PGO has agreed to farm cannabidol flower for the Company’s processing and sales to third-parties (the “Sales Agreement”). PGO has committed 150 acres of farming land for the manufacturing process. In addition to processing and sales, the Company will be providing ancillary support services to PGO as part of the overall farming and manufacturing process. PGO is to deliver 10% or more of cannabidol flower with less than .3% THC or cannabidol flower approved by the State of Nevada Department of Agriculture to the Company. In turn, the Company will process the cannabidol flower and sell all of the cannabidol flower biomass to third-parties. The Company will be capped at 22,000 pounds per month unless otherwise agreed to by the parties. The Company and PGO have agreed to a profit sharing relationship from the sales.

h)	On September 25, 2017, the Company entered into a Consulting agreement for corporate finance and consulting services for a period of 3 months. Pursuant to the agreement, the Company agreed to pay $10,000 and to issue 10,000 shares of the Company’s common stock per month.

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

a)	The Company is a defendant in a civil matter pending in Maricopa county, Arizona brought by a current shareholder – Raymond and Winnie Yule. The plaintiff was a member in American Realty prior to the Share Exchange Agreement with the Company was effectuated. The plaintiff alleges that American Realty promised a particular real estate investment strategy and were assured a certain rate of return. The plaintiff alleges that American Realty failed in these matters and seeks for damages. On September 15, 2017, to settle the case, the Company sold 8 properties and redeemed 50,289 shares of common stock from Raymond and Winnie Yule. The Company recorded a loss on settlement of $740,756 during the six months ended September 30, 2017.

b)	There have been allegations of fraud made against the CEO of the Company by William Bills, Joaquin Flores and George Elam, all of whom are shareholders in the company as a result of the Stock Exchange Agreement as described in Note 4. Our counsel has conducted investigations into the matter, and has concluded that there is no merit to the allegations and that such allegations have been asserted as an attempt to either extort money out of the company or additional stock.

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

Management has evaluated subsequent events up to and including November 20, 2017, which is the date the statements were available for issuance and determined there are no reportable subsequent events except the following:

On October 3, 2017, the Company entered into a Purchase Agreement to purchase a 46,060 square foot building in Carson City, Nevada (the “Property”) by or before November 4, 2017. The building is intended to serve as the Company’s new research and development laboratory with an indoor grow facility specifically for its industrial hemp genetics – the core of the Company’s business. The purchase price for the facility is $1,300,000. At November 20, the Company has not closed this transaction.

On October 16, 2017, the Company entered into an Investor Relations Agreement for a term of six months. The initial compensation was paid on October 16, 2017 with the payment of $5,000. In addition, the Company issued 360,000 shares of common stock on October 20, 2017. The Company also agreed to continue to pay $5,000 per month starting on November 16, 2017 and continuing until March 16, 2018 for a total of $30,000.

On October 25, 2017, the Company issued 10,000 shares of common stock pursuant to the consulting agreement as discussed in Note 11(h).

On October 27, 2017, the Company issued 25,000 shares of common stock upon the exercise of 25,000 options. See Note 11(f).

On November 1, 2017, the Company entered into three consulting agreements for a term of six months. Pursuant to the agreements, the Company agreed to issue 700,000 shares of common stock to each consultant. 1,400,000 of the 2,100,000 shares were issued on November 8, 2017. The remaining 700,000 shares have not been issued as at November 20, 2017.

On November 1, 2017, the Company and David Lamont Manaway and Juhuru Holdings, Ltd. (collectively, the “Selling Shareholders”), closed on their Agreement for Sale of Shares of Pharmaceutical Development Company (Pty), Ltd., a company incorporated under the laws of the Kingdom of Lesotho (“PDC”). The transaction had been approved by the Board of Directors on October 30, 2017. In consideration for the issuance of 1,300,000 shares of restricted common stock in the Company and $200,000, the Company acquired 1,000 shares of common stock from the Selling Shareholders resulting in PDC being a wholly-owned subsidiary of the Company. On November 1, 2017, the Company issued 1,300,000 shares to the Selling Shareholders.

On November 6, 2017, the Company issued 1,000 shares of common stock as finders fees in connection with a stock subscription agreement.

Subsequent to September 30, 2017, the Company sold 1 property for proceeds of $239,248.

Subsequent to September 30, 2017, the Company issued 375,000 shares for proceeds of $306,000.

Subsequent to September 30, 2017, the Company repaid $115,000 to Firstfire.

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

i.	Current assets of disposal group classified as held for discontinued operations

	2017 $	2016 $

Accounts receivable	310	2,406
Other assets	16,892	209,1520
Due from related party	103,566	–

Total	120,768	211,558

ii.	Non-current assets of disposal group classified as held for discontinued operations

	2017 $	2016 $

Land	1,663,713	6,736,848
Building and improvements, net	687,415	4,390,398
Loan receivable – related party	242,979	–

Total	2,594,107	11,127,246

iii.	Current liabilities of disposal group classified as held for discontinued operations

	2017 $	2016 $

Accounts payable and accrued liabilities	38,411	119,291
Due to related parties	136	7,164
Note payable – related parties	–	74,307
Prepaid rent received	1,780	13,048
Note payable	6,870	386,656

Total	47,197	600,466

iv.	Non-current liabilities of disposal group classified as held for discontinued operations

	2017 $	2016 $

Note payable	652,836	4,690,077

Total	652,836	4,690,077

 Analysis of the result of discontinued operations, and the result on the re-measurement of assets is as follows:

	For the Three Months Ended September 30, 2017 $	For the Three Months Ended September 30, 2016 $	April 6, 2017 through September 30, 2017 $	January 1, 2017 through April 6, 2017 $	For the Nine Months Ended September 30, 2016 $
	Successor	Predecessor	Successor	Predecessor	Predecessor

Revenue	44,496	175,695	192,782	170,819	503,210

Expenses
Depreciation	25,767	43,864	56,772	43,269	109,259
General and administrative	728,346	1,261,364	1,266,236	421,434	3,498,539
Interest expense	35,385	91,038	102,617	78,371	286,526

Total expenses	789,498	1,396,266	1,425,625	543,074	3,894,324

Net loss before other income (expenses) from discontinued operations	(745,002)	(1,220,571)	(1,232,843)	(372,255)	(3,391,114)

Interest Income	1,389	—	1,389	—	—
(Loss) gain on sale of properties	(661,672)	—	(728,839)	269,521	4,981
Impairment of real estate properties	(149,860)	—	(277,762)	(37,071)	—
Loss from disposal of subsidiary	(1,066,426)	—	(1,066,426)	—	—

Net loss from discontinued operations	(2,621,571)	(1,220,571)	(3,304,481)	(139,805)	(3,386,133)

Cash flows:

	For the Six Months Ended September 30, 2017	For the Three Months Ended March 31, 2017	For the Nine Months Ended September 30, 2016
	Successor	Predecessor	Predecessor

Operating activities

Net loss from discontinued operations	(3,304,481)	(139,805)	(3,386,133)

Items not affecting cash:
Depreciation	56,772	43,269	109,260
Loss (gain) on sale of assets	728,839	(269,521)	(4,981)
Impairment of real estate properties	277,762	37,071	—
Stock-based compensation	—	—	1,950,794
Write-off of accounts receivable	—	1,950	—
Loss on disposal of subsidiary	1,066,426	—	—
Imputed Interest	(1,389)	—	—

Changes in operating assets and liabilities:
Accounts receivable	(5,030)	(5,826)	(6,188)
Prepaid expenses	148,870	40,145	(39,566)
Accounts payable	(45,783)	(2,130)	21,785
Accrued liabilities	(42,830)	20,357	31,575
Prepaid rent received	(12,214)	946	(15,760)
Due to related parties	1,792	18,330	16,905

Net cash used in operating activities – discontinued operations	(1,131,266)	(255,214)	(1,322,309)

Investing activities

Purchase of real estate properties and improvements	(11,005)	(3,592)	(22,908)
Proceeds from sale of real estate properties, net	3,258,951	384,996	211,200
Proceeds from sale of subsidiary	22,651	—	—

Net cash provided by investing activities – discontinued operations	3,270,597	381,404	188,292

Financing activities

Advances received from related party	5,000	—	—
Proceeds from notes payable	—	—	325,232
Repayment of related party note payable	(1,478)	(1,685)	—
Repayment of notes payable	(1,232,208)	(19,742)	(52,327)
Repayment of related party advances	(61,402)	—	—

Net cash (used in) provided by investing activities – discontinued operations	(1,290,088)	(21,427)	272,905

Note receivable

On September 20, 2017, the Company sold a property to PRM, the manager of a former subsidiary of the Company for a note receivable in the amount of $325,000. The note is non-interest bearing, due on October 1, 2022 and secured by the property sold to PRM. Pursuant to ASC 835-30, the Company determined the present value of the note by discounting the note at an imputed interest rate of 6.07%, resulting in a carrying value of $241,590 at issuance. The resulting discount of $83,410 is to be recognized as interest income over the term of the note. As at September 30, 2017, the Company has recognized interest income of $1,389 and the carrying value of the note was increased to $242,979.

Investment in Real Estate

	September 30, 2017	December 31, 2016

Cost of real estate properties	$ 2,606,760	$ 11,603,385
Accumulated depreciation	(93,263)	(354,639)
Impairment of real estate properties	(162,369)	(121,500)

Balance at the end of the period	$ 2,351,128	$ 11,127,246

During the six months ended September 30, 2017, the Company sold 34 properties for gross proceeds of $5,638,395 and a note receivable in the amount $325,000 and recognized a loss on sale of $728,839. Of the $5,638,395 proceeds, $2,381,411 was used to settle debt associated with the properties.

During the three months ended June 30, 2017, the Company discovered that $267,841 of improvement costs for a property owned by the Manager of ARP were erroneously capitalized by and paid by the Company during the fiscal years 2014 – 2016 ($52,000 in 2014, $201,932 in 2015 and $13,909 in 2016). $65,909 of the $267,841 capitalized cost was related to a property the predecessor sold during the 3 months ended March 31, 2017. $186,932 of the $267,841 capitalized cost was related to another property that remains a property of the Company as at June 30, 2017. The error was corrected during the three months ended June 30, 2017 and the $247,841 capitalized during fiscal year 2014-2016 and $15,000 of depreciation expense were reversed. As one of the properties was already sold, the Company recorded a gain of $65,909 on sale of asset.

During the three months ended March 31, 2017, the predecessor recorded depreciation expense of $43,269 for its real estate properties. During the six months ended September 30, 2017, the Company recorded depreciation expense of $56,772 for its real estate properties. During the nine months ended September 30, 2016, the predecessor recorded depreciation expense of $109,260 for its real estate properties.

During the three months ended March 31, 2017, the predecessor recorded impairment of $37,071 for its real estate properties. During the six months ended September 30, 2017, the Company recorded impairment of $277,762 for its real estate properties. During the nine months ended September 30, 2016, no impairment was recorded for its real estate properties by the predecessor.

Prepaid Rent Received

	September 30, 2017	December 31, 2016

Balance, beginning of period	$ 13,994	$ 39,598
Prepaid rent recognized as revenue during the period	(73,903)	(160,559)
Prepaid rent received during the period	61,689	134,009

Balance, end of period	$ 1,780	$ 13,048

Related Party Transactions

a)	On July 13, 2016, the Company entered into the Master UPREIT Formation Agreement resulting in the formation of AHIT NNMP, LLP, a Maryland limited liability company. Pursuant to the agreement, the Company agreed to retain the designee of the Limited Partner to serve as property manager during the period from the closing of the transaction to the exercise of the conversion option. In consideration for the property management services, the Limited Partner or its designee shall receive a property management fee equal to a mutually agreeable yearly fee based on a good faith analysis of net profits from the operation of the partnership for the year, but under no circumstances in excess of $120,000.
b)	As of June 30, 2017, the Company is indebted to the former limited partner of AHIT Valfre, LLP for $136 (December 31, 2016 - $136), of repair expenses the limited partner paid on behalf of the Company.
c)	On July 15, 2016, the Company entered into a Consultancy Agreement with the Vice President of the Company for consulting services. The Consultancy Agreement is for a term of one year. In addition to a $30,000 signing bonus, the Company has agreed to issue 25,000 restricted shares as compensation and bi-weekly monetary compensation that is on par with the value of the services provided by the Vice President. On July 20, 2016, the Company issued the 25,000 shares of common stock with a fair value of $75,000 to the Vice President of the Company.
d)	On July 15, 2016, the Company entered into a Board Director Agreement whereby the Company has agreed to issue 10,000 restricted shares of common stock as compensation. In addition to the 10,000 shares of common stock, the Company has agreed to pay the Director from time to time monetary and equity compensation for the services. As at September 30, 2017, the Company has not issued the 10,000 shares.
e)	On July 21, 2016, the Company entered into a Board Director Agreement whereby the Company has agreed to issue 10,000 restricted shares of common stock as compensation. In addition to the 10,000 shares of common stock, the Company has agreed to pay the Director from time to time monetary and equity compensation for the services. On October 31, 2016, the Company issued the 10,000 shares of common stock with a fair value of $30,000.
f)	On July 14, 2017, the limited partner of AHIT NNMP purchased from the Company its General Partnership interest in AHIT NNMP for $35,000. As a result, the net assets of AHIT-NNMP of $1,101,426 was derecognized and a loss on sale of subsidiary of $1,066,426 was recognized.
g)	On September 20, 2017, the Company sold one property to PRM, the manager of a former subsidiary of the Company for a $325,000 note receivable. The note is non-interest bearing and secured by the property sold to PRM and due on October 1, 2022.
h)	During the three months ended March 31, 2017, the predecessor paid commission of $31,575 to a company owned by the former CFO of the predecessor. During the six months ended September 30, 2017, the Company paid commission of $129,185 to a company owned by the director of the Company.
i)	American Realty Partners (“ARP”), the Company’s former subsidiary, has been advised and managed by Performance Realty Management, LLC (“PRM”), an Arizona limited liability company (the “Manager”). At the formation of ARP, ARP agreed to pay the Manager of ARP quarterly management fees equal to the greater of: (a) $120,000 on an annual basis, or (b) 1% of the total assets of ARP in consideration for the management services to be rendered to or on behalf of ARP by the Manager. Commencing January 1, 2016, PRM started to serve as the Manager of ARP at no cost.

During the six months ended September 30, 2017, the Company discovered that $267,841 of improvement costs for a property owned by the Manager of ARP were erroneously capitalized by and paid by the Company during the fiscal years 2014 – 2016 ($52,000 in 2014, $201,932 in 2015 and $13,909 in 2016). The error was corrected during the six months ended September 30, 2017. Before the adjustment, ARP was indebted to the Manager of ARP for $164,275, which represents advances provided by the Manager of ARP for daily operations. The correction of the error resulted in a receivable from the Manager of APR in the amount of $103,566. As at December 31, 2016, ARP is indebted to the Manager of APR for $363,698, which represents advances provided by the Manager of ARP for daily operations

j)	As of September 30, 2017, the Company is indebted to the former CFO of the Company, and three companies owned by the former CFO of the Company, for $nil (December 31, 2016 - $44,030), which represents advances made to the Company by the former CFO and the three companies owned by the former CFO.

Notes Payable

	September 30, 2017 $	December 31, 2016 $

Mortgage payable on February 20, 2034, bearing interest at a variable rate, collateralized by a deed of trust on the real estate property purchased with the loan	68,893	194,984
Promissory note payable on November 1, 2019, bearing interest at 5.371% per annum, collateralized by the real estate properties titled to ARP Borrower, LLC and 100% equity ownership in ARP Borrower, LLC. The note is also secured by the Company	–	1,628,276
Promissory note payable on December 1, 2020, bearing interest at 5.88% per annum, collateralized by the real estate properties titled to ARP Borrower II, LLC and 100% equity ownership in ARP Borrower II, LLC	–	956,815
Promissory note payable on May 27, 2017, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate property purchased with the loan	–	180,000
Promissory note payable on July 8, 2017, bearing interest at 18% per annum initially and at 12% per annum after four months, collateralized by a deed of trust on the real estate property purchased with the loan	–	80,000
Promissory note payable on October 1, 2017, bearing interest at 16% per annum, collateralized by a deed of trust on the real estate properties titled to ARP	–	122,298
Promissory note payable on January 1, 2022, bearing interest at 10% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	350,000	350,000
Mortgage payable on April 1, 2053, bearing interest at 2% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	240,813	244,767
Promissory note payable on May 1, 2021, bearing interest at 6.07% per annum, collateralized by the real estate properties titled to AHIT Valfre, LLP and ARP Borrower, LLC	–	1,196,022
Mortgage payable on April 1, 2028, bearing interest at 2.985% per annum, collateralized by the real estate property purchased with the loan	–	123,571

	659,706	5,076,733
Note payable – related party, payable on June 1, 2026, bearing interest at 4.5% per annum, collateralized by a deed of trust on the real estate properties purchased with the loan	–	74,307
	659,706	5,151,040
Less: Current Portion of Note payable	(6,870)
	652,836

The following table schedules the principal payments on the notes payable for the next five years and thereafter as of September 30, 2017:

Year	Amount
2017	$ 1,504
2018	7,180
2019	7,379
2020	7,583
2021	7,793
thereafter	628,267

Total	$ 659,706

Single Family Residence Acquisitions

As of September 30, 2017, the Company owns 6 residential properties and 1 commercial property. The estimated useful life of the buildings and improvements related to these assets is 27 years. The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, aggregate net investment, and average investment for each home acquired.

MSA / Metro Division	Number of Homes	Aggregate Investment	Average Investment per Home
Arizona	2	$ 591,041	$ 295,521
California	3	1,767,323	589,108
Texas	2	248,396	124,198

Total and Weighted Average	7	$ 2,606,760	$ 372,394

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

Lease Agreements

The Company rents properties under non-cancellable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at September 30, 2017 through the end of their term, are as follows:

Fiscal Year 2017	$ 5,835
Fiscal Year 2018	3,120

Total	$ 8,955

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

On March 1, 2017, the Company entered into a Stock Exchange Agreement with IXB Biotechnology, Inc. (“IXB”) whereby the Company issued 10,000,000 shares of its restricted common stock to IXB (the “IXB Shares”) on April 6, 2017 in exchange for all of IXB’s issued and outstanding shares, resulting in IXB becoming a wholly owned subsidiary of the Company. The transaction closed on April 6, 2017. The IXB Shares were issued on a pro rata basis to IXB’s shareholders, resulting in a change in control of the Company. The operations of Corix were significant in comparison to those of IXB so the consolidated financial statements are presented under predecessor reporting wherein the prior historical information consists of solely Corix’s results of operations and cash flows. The financial statements summaries included herein are presented for the three and nine months ended September 30, 2017, and 2016, under predecessor entity reporting.

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

The Company has discontinued the business of acquiring and operating residential properties as the business is unprofitable. The Company was unable to generate sufficient income to cover the operating cost over the last several years. The Company has started to liquidate its real estate holdings and intends on disposing of its residential housing over the coming months. See Note 13 to the Financial Statements.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Results of Operations for the three months and nine months ended September 30, 2017 and 2016

The following table sets forth the summary income statement for the three and nine month period ended September 30, 2017 and 2016:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	April 6, 2017 through September 30, 2017	January 1, 2017 through April 6, 2017	For the Nine Months Ended September 30, 2016
Revenue*	$-	$-	$-	$-	$-
Operating Expense	$299,954	$327,555	$996,506	$64,601	$904,478
Other Loss	$218,618	$-	$997,549	$-	$-
Net loss from continuing operations	$518,572	$327,555	$1,994,055	$64,601	$904,478
Net Loss from discontinued operations	$2,621,571	$1,220,571	$3,304,481	$139,805	$3,386,133

*Because the Company discontinued its operation as a real estate holding company, revenue is calculated as a net loss for discontinuing operations. See Note 13 to the Financial Statements.

For the three months ended September 30, 2017, we recorded a net loss of $518,572 from continuing operations. For the three months ended September 30, 2016, the predecessor reported a net loss of $327,555 from continuing operations. The change in net loss was primarily attributable to the Company’s recognition of a loss of $43,606 of stock based compensation related to the issuance of shares of common stock and stock options pursuant to consulting agreements, $237,104 (2016 - $nil) of accretion and interest expense related to the convertible debt and $10,117 of research and development expenses related to the CBD oil business.

For the period of January 1, 2017 through April 6, 2017, the predecessor recorded a net loss from operations of $64,601. For the period from April 6, 2017 through September 30, 2017, we recorded a net loss of $1,994,055 from continuing operations. For the nine months ended September 30, 2016, the predecessor reported a net loss of $904,478 from continuing operations. The change in net loss was primarily attributable to the Company’s recognition of a loss of $740,756 from legal settlement, $608,434 of stock based compensation related to the issuance of shares of common stock and stock options pursuant to consulting agreements, $256,793 (2016 - $nil) of accretion and interest expense related to the convertible debt and $63,249 of research and development expenses related to the CBD oil business.

Revenue – Because the Company discontinued its operation as a real estate holding company, rental revenue is netted against expenses related to the rental business and included in net loss for discontinued operations. See Note 12 to the Financial Statements.

Operating Expenses - Operating expenses for the three months ended September 30, 2017 was $299,954. This compares to $327,555 for the three months ended September 30, 2016. The decrease is primarily attributable to is primarily attributable to stock based compensation recognized as management fees. During the three months ended September 30, 2017, the Company recognized stock based compensation of $8,333. During the three months ended September 30, 2016, the predecessor recognized stock based compensation of $37,499.

Operating Expenses - Operating expenses for the periods of January 1, 2017 through April 6, 2017 and April 6, 2017 through September 30, 2017 were $64,601 and $996,506, respectively. This compares to $904,478 for the nine months ended September 30, 2016. The increase, as explained above, is primarily attributable to is primarily attributable to $608,434 of stock based compensation related to the issuance of shares of common stock and stock options pursuant to consulting agreements, $256,793 of accretion and interest expense related to the convertible debt and $63,249 of research and development expenses related to the CBD oil business. During the nine months ended September 30, 2016, the Company recognized stock based compensation of $650,265.

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

Cash Flow Information

Net cash used in operating activities from continuing operations for the periods of January 1, 2017 through April 6, 2017 (predecessor) and April 6, 2017 through September 30, 2017 (successor) was $12,622 and $1,384,633, respectively. This compares to $178,070 net cash used in operating activities from continuing operations for the nine months ended September 30, 2016 (predecessor). The increase in cash used in operating activities was primarily related to the deposits paid for equipment for the laboratory, payments for hemp plants, and payments of accounts payable and accrued liabilities.

Net cash provided by investing activities for the periods of January 1, 2017 through April 6, 2017 (predecessor) and April 6, 2017 through September 30, 2017 (successor) were $nil and $813,507, respectively, as compared to $5,116 used in investing activities for the nine months ended September 30, 2016 (predecessor). The change was due to the purchase of 3 cannabis licenses and equipment for the laboratory netted by cash proceeds received from the reverse merger and proceeds from the sale of real estate properties pursuant to a legal settlement.

Net cash provided by all financing activities for the periods of January 1, 2017 through April 6, 2017 (predecessor) and April 6, 2017 through September 30, 2017 (successor) was $26,115 and $82,754, respectively. Net cash provided by financing activities for the nine months ended September 30, 2016 (predecessor) was $935,374. The change was due to $438,000 of net proceeds received from the issuance of convertible debt by the Company during the period from April 6, 2017 to September 30, 2017, $133,166 of proceeds received from the issuance of common stock by the predecessor, offset by a repayment of $200,000 for a convertible debt by the Company, $155,896 used by the Company to redeem shares from a shareholder as part of a legal settlement, and a repayment of $107,051 to the related parties by the predecessor. During the nine months ended September 30, 2016, the predecessor received $509,600 of proceeds from issuance of common stock and advances of $425,774 from related parties.

Our estimated working capital requirement for the next 12 months is $350,000 with an estimated burn rate of $30,000 per month. As reflected in the accompanying financial statements, we had cash of $360,871 at September 30, 2017.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

As described in Basis of Presentation in this Third Quarter Report for fiscal year 2017, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits

	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
33.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
34.1	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Michael Ogburn
Corix Bioscience, Inc.
By: Michael Ogburn
Its: Chief Executive Officer and President
Date: November XX, 2017

